Form 10-K
period 2003-03-31
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2003-06-17
CIK 1057233, 1057234

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file nos.:	001-15843 333-48279

Universal Compression Holdings, Inc.
Universal Compression, Inc.
(Exact name of Registrants as Specified in Their Charters)

Delaware Texas (States or Other Jurisdictions of Incorporation or Organization) 4444 Brittmoore Road, Houston, Texas (Address of Principal Executive Offices)	13-3989167 4-1282680 (I.R.S. Employer Identification Nos.) 77041-8004 (Zip Code)
(713) 335-7000 (Registrants' telephone number, including area code)

Securities of Universal Compression Holdings, Inc. Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc
Securities of Universal Compression Holdings, Inc. Registered Pursuant to Section 12(g) of the Act:
Title of Each Class
None
Securities of Universal Compression, Inc. Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	N/A
Securities of Universal Compression, Inc. Registered Pursuant to Section 12(g) of the Act:
Title of Each Class
None

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐    (Universal Compression Holdings, Inc.)
Yes ☐    No ☒    (Universal Compression, Inc.)

        The aggregate market value of the Common Stock of Universal Compression Holdings, Inc. held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2002) was approximately $270 million. For purposes of the above statements only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

        The number of shares of the Common Stock of Universal Compression Holdings, Inc. outstanding as of June 2, 2003: 30,860,554 shares. All 4,910 outstanding shares of common stock of Universal Compression, Inc., par value $10.00 per share, are owned by Universal Compression Holdings, Inc.

Documents Incorporated by Reference

        Portions of Universal Compression Holdings, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on July 18, 2003 are incorporated by reference into Part III, as indicated herein.

The Index to Exhibits is on page 44.

Table of Contents

Part I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for the Registrants' Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10.	Directors and Executive Officers of the Company
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures
Item 15.	Principal Accountant Fees and Services
Part IV
Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART I

        The terms "our," "Company," "we," and "us" when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc., as a combined entity, including its predecessors, except where it is made clear that such term means only the parent company. The term "Universal" refers to Universal Compression, Inc. and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as "believes," "expects," "will," "intends," "projects," "anticipates," "estimates," "continues" or similar words or the negative thereof.

        Such forward-looking statements in this report include, without limitation:

  •
  our business growth strategy and projected costs;

  •
  our future financial position;

  •
  the sufficiency of available cash flows to fund continuing operations;

  •
  the expected amount of our capital expenditures;

  •
  anticipated cost savings, future revenues, gross profits and other financial measures related to our business and our primary business segments;

  •
  the future value of our equipment; and

  •
  plans and objectives of our management for our future operations.

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

  •
  conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact of the price of natural gas;

  •
  competition among the various providers of natural gas compression services;

  •
  changes in political or economic conditions in key operating markets, including international markets;

  •
  changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

  •
  acts of war or terrorism or governmental or military responses thereto;

  •
  introduction of competing technologies by other companies;

  •
  our ability to retain and grow our customer base;

  •
  our level of indebtedness and ability to fund our business;

  •
  our ability to recoup our investment by re-leasing our compressors after typically short initial lease terms;

  •
  currency exchange rate fluctuations;

  •
  employment workforce factors, including loss of key employees; and

  •
  liability claims related to the use of our products and services.

        All forward looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

ITEM 1. Business

General

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2003 of approximately 7,400 compressor units comprising approximately 2.3 million horsepower. We provide a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users.

        We operate in four primary business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. Our core business, contract compression, involves the leasing of compression equipment to customers. In most cases, maintenance is provided under the terms of the lease. By outsourcing their compression needs, we believe our contract compression customers generally are able to increase their revenues by producing a higher volume of natural gas through decreased compressor downtime. In addition, outsourcing allows our customers to reduce their operating and maintenance costs and capital investments and more efficiently meet their changing compression needs.

        In addition to contract compression, we provide a broad range of compression services and products to customers who own their compression equipment or lease their equipment from our competitors. Our equipment fabrication business involves the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in our contract compression fleet. Our ability to fabricate compressors ranging in size from under 100 horsepower to over 5,000 horsepower enables us to provide compressors that are used in all facets of natural gas production, transmission and distribution. Our aftermarket services business sells parts and components, and provides maintenance and operations services to customers who own their compression equipment or lease their equipment from our competitors. Our ability to provide a full range of compression services and products broadens our customer relationships and helps us identify potential new customers and cross-selling opportunities for existing customers. As the compression needs of our customers increase due to the growing demand for natural gas throughout the world, we believe our geographic scope and broad range of compression services and products will enable us to participate in that growth.

        Financial information about our industry segments is provided in Note 11 in the notes to the Company's financial statements at the end of this report.

        We are a Delaware corporation and a holding company that conducts operations through our wholly-owned subsidiary, Universal, a Texas corporation incorporated in 1954. We were formed on December 12, 1997 for the purpose of acquiring Universal's predecessor, Tidewater Compression Service, Inc. ("TCS") from Tidewater, Inc. Upon completion of the acquisition on February 20, 1998, TCS became our wholly-owned subsidiary and changed its name to Universal Compression, Inc. Through this subsidiary, our gas compression service operations date back to 1954. We completed an initial public offering of shares of our common stock in June 2000.

        Since our initial public offering, we have completed several acquisitions, which have contributed significantly to our growth. Our most significant acquisition was that of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), former subsidiaries of Weatherford International Ltd. ("Weatherford"), in February 2001. This added approximately 950,000 horsepower, more than doubling our size at that time.

        Our principal corporate office is located at 4444 Brittmoore Road, Houston, Texas 77041.

        We maintain a website at www.universalcompression.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.universalcompression.com/invest/SECfrX.html, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Paper copies are also available, without charge, from Universal Compression Holdings, Inc., 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations.

        The following table illustrates our key financial and operating statistics during the last three fiscal years:

	Year Ended March 31,
	2003	2002	2001
	(Dollars in thousands)
Domestic horsepower (end of period)	1,957,015	1,890,935	1,631,138
International horsepower (end of period)	368,437	345,093	254,450

Total horsepower (end of period)	2,325,452	2,236,028	1,885,588
Average horsepower utilization rate	83.3%	88.8%	87.6%
Revenues	$625,218	$679,989	$232,466
Percentage of revenues from:
Contract compression	53.1%	48.2%	64.2%
Fabrication	26.0%	31.1%	26.6%
Aftermarket services	20.9%	20.7%	9.2%
Net income	$33,518	$49,408	$(4,391)
EBITDA, as adjusted (a)	$201,150	$207,315	$88,787

(a)
EBITDA, as adjusted, is defined and reconciled to net income on page 17 of this report.

        The natural gas compression industry has grown rapidly over the past decade, driven by the steady increase in demand for natural gas and the aging of producing natural gas fields. In addition, the contract compression segment of the industry has grown rapidly over that same period of time, due to the attractiveness of outsourcing compression needs. Demand for compression services and products is principally tied to consumption of natural gas rather than exploration or drilling activities. As a result, we have historically been less affected by oil and gas price volatility than companies operating in other sectors of the oilfield services industry. We operate our standardized compressor fleet in the primary onshore and offshore natural gas producing regions of the United States. In addition, we operate in select international markets, with current operations in Argentina, Canada, Mexico, Colombia, Thailand, Australia, Venezuela, Peru and Brazil. For the year ended March 31, 2003, approximately 28% of our revenues was attributable to international operations.

        Our financial performance is generally less affected by the short-term market cycles and oil and gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because:

  •
  compression is necessary in order for gas to be delivered from the wellhead to end-users;

  •
  our operations are tied primarily to natural gas consumption, which is generally less cyclical in nature than exploration activities;

  •
  outsourcing of compression equipment is often economically advantageous for natural gas production, gathering and transportation companies;

  •
  we have a broad customer base; and

  •
  we operate in diverse geographic regions.

        Adding to this stability is the fact that, while compressors often must be specifically engineered or reconfigured to meet the unique demands of our customers, the fundamental technology of compression equipment has not experienced significant technological change.

Competitive Strengths

        We believe that we have the following key competitive strengths:

  •
  Comprehensive range of services and products. We provide a complete range of compression services and products to meet the changing compression needs of our customers in the diverse geographic markets that we serve, whether they outsource or own their compression equipment. For those customers who outsource, we believe our contract compression services and products generally allow our customers to achieve higher run-times than they would achieve with owned equipment, resulting in increased production and revenues for our customers. In addition, outsourcing allows our customers flexibility with regard to their changing compression needs while limiting their capital requirements. We continually expand, upgrade and reconfigure our contract compression fleet and provide our operations and maintenance personnel with extensive training. We are able to fabricate compression units ranging in size from under 100 horsepower to over 5,000 horsepower that meet the varying needs of our customers. Additionally, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or lease their equipment from our competitors. This broad range of compression services and products allows us to expand our customer base and gives us the opportunity to cross-sell our services and products.

  •
  Ability to serve all gas compression markets. Historically, we have been principally involved in providing compression services and products related to field compression, which involves compression either at the wellhead or as part of a gathering system. We made two acquisitions in 2001 that enhanced our field compression capability and extended our capabilities into the pipeline compression segment of the market, which generally is characterized by the fabrication of larger horsepower units for sale to third parties and the subsequent sales of aftermarket services for those units. We believe that our ability to access both the field compression and pipeline compression markets gives us a competitive advantage over other compression companies that typically serve only one of these markets.

  •
  Size and geographic scope. We operate in the primary onshore and offshore natural gas producing regions of the United States and select international markets. As the second largest provider of natural gas compression services, we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression service and product offerings to meet the full service needs of our customers in the domestic and international markets we serve on a timely and cost-effective basis. Our size, geographic scope and customer base provide us with improved fleet utilization opportunities. By increasing our fleet utilization, we are able to improve our operating leverage and increase returns. As a result, we believe we have relatively lower operating costs and higher margins than most companies with smaller fleets due to economies of scale. We have fabrication operations located in Houston and Schulenburg, Texas, and Calgary, Alberta, Canada.

  •
  Standardized compressor platforms. We have standardized our fleet of contract compressors with three primary compressor platforms, which can be specialized to meet customer needs. Standardization enables us to develop extensive expertise in operating and maintaining our compressors, efficiently resizing and reconfiguring our compressors and reducing our operating costs by minimizing inventory costs. Natural gas compressors are long-lived assets with an expected economic life of 25 to 40 years. Our preventive maintenance program is designed to maximize the efficient operation of our fleet and to maintain their economic useful life.

  •
  Experienced management team. Our management team has extensive experience in the compression services business. We believe our management team has successfully demonstrated its ability to maintain our quality standards and commitment to customer service. Our management team has a substantial financial interest in our continued success through direct stock ownership, and participation in our incentive stock option and bonus programs which are linked to our performance.

Business Strategy

        Our business strategy is to meet the evolving needs of our customers by providing consistent and dependable services and products, and to take advantage of our size and broad geographic scope to expand our customer base. The key elements of our business strategy are described below:

  •
  Provide a complete range of quality compression services and products. We plan to leverage our field compression capabilities to provide services and products to customers in all segments of the natural gas compression market, including field and pipeline compression, fabrication and aftermarket services.

  •
  Seek opportunities for preferred relationships. We intend to continue to enter into strategic alliances, preferred vendor and similar long-term relationships to provide this full range of services and products to our customers.

  •
  Seek opportunities in select international markets. We plan to capitalize on the international compression market by expanding our existing operations in Latin America, Canada and Asia Pacific and offering our services in other key markets. We believe that our experience in international markets and our reputation for providing reliable contract compression services and fabricating high quality, specifically engineered compressors provides us with a solid foundation from which to further expand our business internationally.

  •
  Expand and leverage our fabrication and aftermarket services business. We have significant fabrication and aftermarket services operations and we intend to expand these segments of our business. In addition to providing additional sources of revenues, these segments also provide us with an opportunity to cross-sell our contract compression services and products.

  •
  Continue to expand beyond field compression. In addition to our field compression services, we have expanded our large horsepower compression capabilities in gathering, pipeline, processing, storage and offshore markets. We believe the pipeline compression market has significant growth potential for our services as well as potential customers for contract compression.

  •
  Maintain financial flexibility. We intend to maintain ample financial flexibility to be able to take advantage of opportunities as we identify them. Historically, during periods of growth, we have utilized our cash flow from operations as well as borrowings under available debt facilities to fund capital expenditures and acquisitions. This spending has allowed us to significantly grow our business and the amount of cash we generate while maintaining our debt at levels we believe are appropriate for our stable business. During the last fiscal year, we have been able to significantly reduce our capital expenditures and intend to utilize a substantial portion of our resulting cash balance to repay debt. Furthermore, we continue to focus on reducing our operating costs and managing our working capital. We believe our financial flexibility positions us to take advantage of future growth opportunities without incurring debt beyond appropriate levels.

Industry

Natural Gas Compression Overview

        Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We offer both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also offer rotary screw compressors for applications involving low pressure natural gas. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or aging natural gas wells require compression for delivery of produced gas into higher pressured gas gathering or pipeline systems. Compression at the wellhead is required because, over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied in both field and gathering systems to boost the well's pressure levels and allow gas to be brought to market. Compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, compression services are used for compressing feedstocks in refineries and petrochemical plants, and for refrigeration applications in natural gas processing plants.

        Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage facilities and through the pipeline. Natural gas compression that is used to transport produced gas from the wellhead through the gathering system is considered "field compression." Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end-user is considered "pipeline compression." During the production phase, compression is used to boost the pressure of natural gas from the wellhead so that natural gas can flow into the gathering system or pipeline for transmission to end-users. Typically, these applications require portable, low to mid-range horsepower compression equipment located at or near the wellhead. The continually dropping pressure levels in natural gas fields require constant modification and variation of on-site compression equipment.

        Compression equipment is also used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure is often needed to force the gas from the low pressure gathering systems into the higher pressure pipelines. Similarly, as gas is transported through a pipeline, compressor units are applied all along the pipeline to allow the natural gas to continue to flow through the pipeline to its destination. These applications generally require larger horsepower compression equipment (600 horsepower and higher).

        Gas producers, transporters and processors have historically owned and maintained most of the compression equipment used in their operations. However, in recent years, there has been a growing trend toward outsourcing compression equipment. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency.

        Outsourcing contract compression equipment offers customers:

  •
  the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment;

  •
  access to the compression service provider's specialized personnel and technical skills, including engineers, field service and maintenance employees, which generally leads to improved run-times and production rates; and

  •
  overall reduction in their compression costs through the elimination of a spare parts inventory and other expenditures associated with owning and maintaining compressor units.

        Customers that elect to outsource compression equipment may also choose full maintenance or contract compression for such equipment. Full maintenance calls for the contract compression service provider to be responsible for the scheduled preventative maintenance, repair and general up-keep of the equipment, while the customer usually remains responsible for installing and handling the day-to-day operation of the equipment. Contract compression requires the contract compression service provider to maintain and operate and, in many cases, to install the equipment. Often, the contract compression service provider will inspect the equipment daily, provide consumables such as oil and antifreeze and, if necessary, be present at the site for several hours each day.

Natural Gas Industry Conditions

        A significant factor in the growth of the gas compression services market is the increasing demand and consumption of natural gas, both domestically and internationally. In the United States, natural gas is the second leading fuel in terms of total consumption. In recent years, natural gas has increased its market share of total domestic energy consumption. Domestic consumption of natural gas increased significantly from 1990 to 2000, before declining in 2001 and 2002 due to an economic slowdown. Industry sources forecast increased consumption of natural gas in the United States in 2003 and for the remainder of the decade.

        Domestic field compression horsepower is estimated to be 17 million, up from 10 million in 1993. Additionally, the estimated amount of compression outsourced has grown over that same period, from approximately 2 million horsepower in 1993 to in excess of 5 million horsepower in 2002. We believe the domestic gas compression market will continue to grow due to the following factors:

  •
  higher natural gas consumption;

  •
  the aging of producing natural gas fields in the United States, which will require more compression to continue producing the same volume of natural gas; and

  •
  increased outsourcing by companies with compression needs in order to reduce operating costs, improve production and efficiency and reallocate capital to their core business activities.

        The international gas compression services market currently is substantially smaller than the domestic market. However, we estimate significant growth opportunities in international demand for compression services and products due to the following factors:

  •
  higher natural gas consumption;

  •
  implementation of international environmental and conservation laws preventing the practice of flaring natural gas and recognition of natural gas as a clean air fuel;

  •
  a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater export of oil;

  •
  increasing development of pipeline infrastructure, particularly in Latin America and Canada necessary to transport natural gas to local markets;

  •
  growing demand for electrical power generation, for which the fuel of choice tends to be natural gas; and

  •
  privatization of state-owned energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

        In contrast to the domestic compression market, the international compression market is comprised primarily of large horsepower compressors that are maintained and operated by compression service providers. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of compressors and related gas treatment equipment by the contract compression service provider. In these projects, the customer's only responsibility is to provide fuel gas within specifications. As a result of the full service nature of these projects and that these compressors generally remain on-site for three to seven years, we are able to achieve higher revenues and margins on these projects.

Operations

Contract Compressor Fleet

        We have standardized our contract compressor fleet around three primary gas compressor platforms, which can be specialized to meet customers needs, based on smaller horsepower applications (less than 150 horsepower), mid-range applications (150-600 horsepower) and larger horsepower applications (over 600 horsepower). These three compressor platforms represent over 90% of our horsepower. In recent years there has been substantial growth in customer demand in the over 600 horsepower category and as a result we have increased the average horsepower of our fleet and have increased our fabrication of upper range units (generally over 600 horsepower). For the year ended March 31, 2003, the average horsepower utilization rate for our fleet was approximately 83.3%, which reflects average horsepower utilization based upon our total average fleet horsepower. For the quarter ended March 31, 2003, this average rate was approximately 83.5%.

        As of March 31, 2003, our fleet consisted of 7,422 compressors, with an average of 313 horsepower per unit, as reflected in the following table:

	Total Horsepower As of March 31,		% of Horsepower As of March 31,		Number of Units As of March 31,
Horsepower Range
	2003	2002	2003	2002	2003	2002
0-99	194,160	196,024	8.3	8.8	2,633	2,652
100-299	458,021	462,751	19.7	20.7	2,640	2,688
300-599	359,953	349,250	15.5	15.6	941	917
600-999	404,159	380,251	17.4	17.0	551	517
1,000 and over	909,159	847,752	39.1	37.9	657	619

Total	2,325,452	2,236,028	100%	100%	7,422	7,393

        Our standardized fleet:

  •
  enables us to minimize our fleet maintenance capital requirements;

  •
  enables us to minimize inventory costs;

  •
  facilitates low-cost compressor resizing; and

  •
  allows us to develop technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

Domestic Operations

        As of March 31, 2003, we operated the second largest domestic fleet of compressors in terms of horsepower with approximately 6,900 units comprising approximately 2.0 million horsepower. We operate sales and service locations in the primary onshore and offshore natural gas producing regions of the United States. For the year ended March 31, 2003, approximately 80.0% of our contract compression revenue and 42.5% of our total revenue was generated from domestic contract compression operations.

        We believe that our fabrication and aftermarket services businesses provide us with opportunities to cross-sell our contract compression services.

        We have standard contracts for rates and terms on the compressors in our fleet. We also enter into master service agreements whereby we generally provide full maintenance. Through negotiations, these rates and contracts may be modified. Optional items such as oil, antifreeze, freight, insurance and other items may be either itemized or included in the basic monthly contract compression rate. Initial contract compression terms are usually six months, with some projects committed for as long as five years. At the end of the initial term, contract compression services can continue at the option of the lessee on a month-to-month basis or the compressor may be returned or replaced with a different compressor.

International Operations

        We operate internationally in Argentina, Canada, Mexico, Colombia, Thailand, Australia, Venezuela, Peru, Brazil and Indonesia. As of March 31, 2003, we had approximately 520 units comprising approximately 368,000 horsepower, in the aggregate, in these markets. We intend to continue to expand our presence in these markets and pursue opportunities in other strategic international areas. For the year ended March 31, 2003, 28.1% of our total revenue was generated from international operations, of which approximately 37.8% represents contract compression revenue.

        International compression service projects usually generate higher gross profit margins than domestic projects. Our international operations are focused on large horsepower compressor markets and frequently involve longer-term and more comprehensive service projects than our domestic projects. International projects generally require us to provide complete engineering and design. International service agreements differ significantly from domestic service agreements as individual contracts are negotiated for each project. We believe our extensive engineering and design capabilities and reputation for high quality fabrication give us a competitive advantage in these markets.

        Risks associated with our foreign operations are described herein under "Risk Factors."

Contract Compression

        We provide comprehensive contract compression services, which includes rental, operation and maintenance services for our domestic and international fleet. When providing full contract compression service, we work closely with a customer's field service personnel so that the compressor can be adjusted to efficiently match changing characteristics of the gas produced. We provide maintenance services on substantially all of our fleet units. Maintenance services include the scheduled preventive maintenance, repair and general up-keep of compressor equipment. As a complement to our maintenance business, we offer supplies and services such as antifreeze, lubricants, and prepaid freight to the job site. We also may offer installation services, which for our typical lower, mid-range and smaller horsepower units involves significantly less engineering and cost than the comprehensive service concept prevalent in the international markets. We also routinely repackage or reconfigure some of our existing fleet to adapt to our customers' needs.

        We generally operate the large horsepower compressors and include the operations fee as part of the contract compression rate. Large horsepower units are more complex and, by operating the equipment ourselves, we reduce maintenance and overhaul expenses. Generally, we train our customers' personnel in fundamental compressor operations of smaller horsepower units so that they may operate them.

        We currently maintain approximately 19 field service locations throughout the United States at which we can service and overhaul our compression equipment.

        Our field compression equipment is maintained in accordance with daily, weekly, monthly and annual maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on substantially all of our contract compression equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these procedures maximize equipment life and unit availability and minimize avoidable downtime. Generally, each of our units undergoes a major overhaul once every six to eight years. A major overhaul involves the rebuilding of the unit in order to materially extend its useful life or to enhance the unit's ability to fulfill broader or different contract compression applications.

Fabrication

        As a complement to our contract compression service operations, we design, engineer, fabricate and sell natural gas and air compressors for engineering and construction firms, as well as for exploration and production companies, both domestically and internationally. We also fabricate compressors for our own fleet. Our primary fabrication facilities are located in Houston and Schulenberg, Texas, and Calgary, Alberta, Canada.

        Generally, compressors to be sold to third parties are assembled according to each customer's specifications and sold on a turnkey basis, although we also sell prepackaged compressors. We purchase components for these compressor units from third party suppliers. We also act as a distributor for Ariel gas compressors and as an original equipment manufacturer for Atlas Copco air compressors. Some of the compressors manufactured by these entities are used by us in our fabrication services. For the year ended March 31, 2003, approximately 26.0% or $162.7 million of our total revenues were generated from fabrication operations.

        We do not incur material research and development expenditures, as research and development activities are not a significant aspect of our business. All research and development costs are expensed as incurred.

Aftermarket Services

        Our aftermarket services business sells parts and components, and provides maintenance to customers who own their compression equipment or lease their equipment from our competitors.

        Our inventory of parts is available either on an over-the-counter basis through our 19 service locations in the United States and 8 in Canada, on a bid basis for larger orders, or as part of our compressor maintenance service. Our maintenance services are available on an individual call basis, on a contract basis (which may cover a particular unit, an entire compression project or all of the customer's compression projects) or as part of our comprehensive operation and maintenance service. We also provide offshore maintenance and service. In addition, we provide overhaul and reconfiguration services for customer-owned compression equipment, either on-site or in our overhaul shops.

Customers

        Our current customer base consists of over 1,000 domestic and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, international state-owned oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

        In the fiscal year ended March 31, 2003, no single customer accounted for as much as 10% of our total revenues. Our top 20 customers accounted for approximately 22% of our contract compression revenues in fiscal year 2003.

Suppliers

        Our principal suppliers include Caterpillar and Waukesha for engines, Air Xchangers for coolers, and Ariel and Gemini for compressors. We also purchase a significant number of Cooper compressors in Canada for sale to customers. Although we rely primarily on these suppliers, we believe alternative sources are generally available. We have not experienced any material supply problems to date, and we believe our relations with our suppliers are good.

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. Under the terms of that sale, Weatherford Global agreed to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2003, approximately $25 million of components and approximately $11 million of parts have been purchased from GEPP. We have not satisfied in full our purchase commitment in respect of components for the 2002 contract year under this agreement with GEPP. The unsatisfied portion of this commitment is approximately $5 million. GEPP could assert its right to enforce this obligation. However, GEPP has not indicated any interest to seek to enforce this part of the purchase obligation at this time. The parties have undertaken to renegotiate this agreement.

Backlog

        As of March 31, 2003, we had a compressor unit fabrication backlog for sale to third parties of approximately $55.7 million, compared to $80.0 million as of March 31, 2002. As of May 12, 2003, our backlog increased to approximately $75 million. A majority of the backlog is expected to be completed within a 180-day period.

Insurance

        We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business.

        Losses and liabilities not covered by insurance would reduce our revenues and increase our costs. The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage (excluding a significant portion of the contract compression equipment owned by us), third party general liability insurance, employer's liability, including well control, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, many of our service contracts shift certain risks to our customers. We self-insure contract compression equipment owned by us, unless otherwise required by contract or financing covenants.

Competition

        The natural gas contract compression, fabrication and aftermarket services businesses are highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies.

        Our main competitors in the contract compression business, based on horsepower, are Hanover Compressor Company, Compressor Systems, Inc. and J-W Operating Company. In addition, Weatherford and its subsidiaries may continue to compete with us as they are not contractually restricted from doing so. In our fabrication activities, we currently compete primarily with Hanover Compressor Company, Compressor Systems, Inc. and Enerflex Systems, Ltd. Our aftermarket services business faces competition from manufacturers including Cooper Energy Services, Dresser-Rand and Hanover Compressor Company, from distributors of Caterpillar and Waukesha engines, from a number of smaller companies and, in Canada, from Enerflex Systems, Ltd.

        We believe that we compete effectively on the basis of customer service, including the availability of our personnel in remote locations, price, technical expertise, parts service system, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

Environmental and Other Regulations

        We are subject to stringent and complex foreign, federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and safety and the environment. Compliance with these laws and regulations may affect the costs of our operations. Moreover, failure to comply with these environmental laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental requirements. As part of the regular evaluation of our operations, we update the environmental condition of our existing and acquired properties as necessary. We further believe that the phasing in of more stringent emission controls and other known regulatory requirements at the rate currently contemplated by environmental laws and regulations will not have a material adverse effect on our business, financial condition or results of operations.

        Primary federal environmental laws that our operations are subject to include the Clean Air Act and regulations thereunder, which regulate air emissions, the Clean Water Act, and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff, and the Resource Conservation and Recovery Act, referred to as "RCRA," and regulations, thereunder, which regulate the management and disposal of solid and hazardous waste. In addition, we are also subject to regulation under the federal Comprehensive Environmental Response, Compensation, and Liability Act, and regulations thereunder, known more commonly as "Superfund," which regulates the release of hazardous substances in the environment. Analogous state laws and regulations may also apply.

        The Clean Air Act and related regulations establish limits on the levels of various substances which may be emitted to the atmosphere during the operation of our fleet of natural gas compressors. These substances are regulated in permits, which are applied for and obtained through the various regulatory agencies, either state or federal depending on the level of emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to compressor operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract compression service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure of the leased compressors to comply with applicable environmental laws, including permit conditions. Proposed federal regulations, if promulgated in their current form, are expected to impose or increase obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service. Any new regulations requiring the installation of more sophisticated emission control equipment on such smaller portable sources potentially could have a material adverse impact on us. However, we believe that in most cases, these obligations would be allocated to our clients under the above-referenced contracts. In any event, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract compression services.

        The Clean Water Act and related regulations prohibit the discharge of industrial wastewater without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act, regulates storm water discharges associated with industrial activities depending on a facility's primary standard industrial classification. Many of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of our facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans. In connection with our regular evaluation of our ongoing operations, we are updating the storm water discharge permitting at certain of our facilities.

        The RCRA and related regulations, regulate the management and disposal of solid and hazardous waste. These laws and the regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. These wastes include, but are not limited to, used oil, antifreeze, filters, sludges, paint, solvents, and sandblast materials. The Environmental Protection Agency and various state agencies have limited the approved methods of disposal for these types of wastes.

        Under the Comprehensive Environmental Response, Compensation, and Liability Act, referred to as "CERCLA," and comparable state laws and regulations, strict and joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment and for damages to natural resources. In addition, where contamination may be present it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs.

        We currently own or lease, and have in the past owned or leased, a number of properties that have been used, some for many years and some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. As with any owner or operator of property, we may be subject to remediation costs and liability under CERCLA, RCRA or other environmental laws for hazardous waste, asbestos or any other toxic or hazardous substance that may exist on or under any of our properties, including waste disposed or groundwater contaminated by prior owners or operators. We have performed in the past, are currently performing, and may perform in the future, certain remediation activities governed by environmental laws. The cost of this remediation has not been material to date and we currently do not expect it to be material in the future. We are currently undertaking groundwater monitoring at certain of our facilities, which may further define remedial obligations. Certain of our acquired properties may also warrant groundwater monitoring and other remedial activities. We believe that former owners and operators of many of these properties may be wholly or partly responsible under environmental laws and contractual agreements to pay for or perform remediation, or to indemnify us for our remedial costs. These other entities may fail to fulfill their legal or contractual obligations, which could result in imposing response obligations and material costs to us.

        Any new regulations requiring the installation of more sophisticated emission control equipment on such smaller portable sources potentially could have a material adverse impact on us. However, we believe that in most cases, these obligations would be allocated to our clients under the above-referenced contracts. In any event, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract compression services.

        Stricter standards in environmental legislation or regulations that may affect us may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and remediation requirements. Accordingly, new environmental laws or regulations or amendments to existing environmental laws or regulations (including, but not limited to, regulations concerning ambient air quality standards, waste water and storm water discharges, and global climate changes) could require us to undertake significant capital expenditures and could otherwise have a material adverse effect on our business, results of operations and financial condition.

        Our international operations are potentially subject to similar governmental controls and restrictions relating to the environment. We believe that we are in substantial compliance with any such foreign requirements pertaining to the environment.

        Since 1992, there have been various proposals to impose taxes with respect to the energy industry, none of which have been enacted and all of which have received significant scrutiny from various industry lobbyists. At the present time, given the uncertainties regarding the proposed taxes, including the uncertainties regarding the terms which the proposed taxes might ultimately contain and the industries and persons who may ultimately be the subject of such taxes, it is not possible to determine whether any such tax will have a material adverse effect on us.

Employees and Labor Relations

        As of March 31, 2003, we had approximately 2,280 employees worldwide. We believe our relationship with our employees is good. Approximately 130 of our employees in Canada are covered by a collective bargaining agreement.

ITEM 2. Properties

        The following table describes our material facilities owned or leased as of March 31, 2003, none of which are pledged as collateral:

Location	Square Feet	Acreage	Status	Uses
Houston, Texas	244,000	30.0	Owned	Corporate headquarters, fabrication, contract compression and aftermarket services
Calgary, Alberta, Canada	105,760	9.2	Owned	Fabrication, contract compression and aftermarket services
Tulsa, Oklahoma	100,000	10.1	Owned	Fabrication, contract compression and aftermarket services
Yukon, Oklahoma	72,000	14.7	Owned	Contract compression and aftermarket services
Houma, Louisiana	60,000	91.0	Owned	Aftermarket services
Belle Chase, Louisiana	35,000	4.0	Owned	Contract compression and aftermarket services
Schulenberg, Texas	23,000	13.3	Owned	Fabrication, contract compression and aftermarket services
Broussard, Louisiana	24,700	10.0	Leased	Contract compression and aftermarket services

        On April 28, 2003, we announced the transfer of substantially all of our fabrication activities based in Tulsa, Oklahoma to our existing facility in Houston, Texas.

ITEM 3. Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We do not believe we are party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters

        Our common stock is traded on the New York Stock Exchange under the symbol "UCO." The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price Range
	High	Low
Quarter Ended:
June 30, 2001	$37.95	$25.75
September 30, 2001	31.15	22.23
December 31, 2001	30.15	18.80
March 31, 2002	29.37	16.75
June 30, 2002	$27.00	$19.50
September 30, 2002	24.85	15.12
December 31, 2002	20.89	14.60
March 31, 2003	19.70	15.36
Through June 6, 2003	22.40	16.83

        On June 6, 2003, the closing price of our common stock was $21.74 per share. As of June 6, 2003, there were approximately 558 holders of record of our common stock.

        We have never declared or paid any cash dividends to our stockholders and do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain our earnings for use in the operation and expansion of our business.

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION HOLDINGS, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for each of the five years in the period ended March 31, 2003 have been derived from the respective audited financial statements. The consolidated financial statements and report thereon, for the years ended March 31, 2003 and 2002 are included elsewhere in this report.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$625,218	$679,989	$232,466	$136,295	$129,498
Gross profit(1)	267,968	268,346	109,407	69,000	61,887
Selling, general and administrative expenses	67,944	60,890	21,092	16,797	16,863
Depreciation and amortization	63,706	48,600	33,491	26,006	19,314
Interest expense, net	36,421	23,017	23,220	34,327	29,313
Operating lease expense	46,071	55,401	14,443	—	—
Income tax expense (benefit)	20,975	30,931	3,645	(1,994)	(1,031)
Income (loss) before extraordinary items	33,518	49,408	5,112	(5,982)	(2,361)
Net income (loss)	33,518	49,408	(4,391)	(5,982)	(2,361)
Earnings (loss) per share
Basic	1.09	1.65	(0.30)	(2.44)	(0.96)
Diluted	1.08	1.63	(0.29)	(2.44)	(0.96)
Weighted average common stock outstanding
Basic	30,665	30,008	14,760	2,448	2,451
Diluted	30,928	30,250	15,079	2,448	2,451
Other Financial Data:
EBITDA, as adjusted(2)	$201,150	$207,315	$88,787	$55,561	$48,475
Capital expenditures:
Expansion	$(67,289)	$(137,790)	$(55,384)	$(45,617)	$(57,691)
Overhauls	(29,198)	(27,000)	(9,901)	(9,920)	(7,626)
Other	(24,264)	(23,229)	(2,721)	(4,465)	(2,764)
Cash flows provided by (used in):
Operating activities	$187,070	$133,078	$89,476	$47,144	$22,793
Investing activities	(107,704)	(160,256)	(3,318)	(61,103)	(62,996)
Financing activities	(13,849)	21,075	(75,282)	12,435	40,748
	As of March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital(3)	$158,405	$139,923	$97,763	$7,209	$23,742
Total assets	1,953,887	1,277,165	1,176,256	469,942	437,991
Total debt(4)(5)	945,155	226,762	215,107	377,485	344,677
Stockholders' equity	744,451	700,344	652,574	74,677	80,774

        The following table reconciles our EBITDA, as adjusted, to net income or (loss):

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands)
EBITDA, as adjusted	$201,150	$207,315	$88,787	$55,561	$48,475
Depreciation and amortization	(63,706)	(48,600)	(33,491)	(26,006)	(19,314)
Operating lease expense	(46,071)	(55,401)	(14,443)	—	—
Interest expense, net	(36,421)	(23,017)	(23,220)	(34,327)	(29,313)
Management fees	—	—	—	(3,200)	(3,200)
Foreign currency gain (loss)	(459)	42	(177)	(4)	(40)
Non-recurring charges	—	—	(8,699)	—	—
Income taxes	(20,975)	(30,931)	(3,645)	1,994	1,031
Extraordinary loss, net	—	—	(9,503)	—	—

Net income (loss)	$33,518	$49,408	$(4,391)	$(5,982)	$(2,361)

(1)
Gross profit is defined as total revenue less direct costs.

(2)
EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, operating lease expense, management fees, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, the Company changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by the Company to be consistent with this new definition of EBITDA, as adjusted. EBITDA, as adjusted, represents a measure upon which management assesses financial performance and financial covenants in our current financing arrangements are tied to similar measures. The financial covenants in our current financing arrangements permit us to exclude non-recurring and extraordinary gains and losses from our calculation of EBITDA, as adjusted. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. We believe that EBITDA, as adjusted, is a useful measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

(3)
Working capital is defined as current assets minus current liabilities.

(4)
Includes capital lease obligations.

(5)
Excludes $708.5 million and $527.5 million outstanding under our operating lease facilities as of March 31, 2002 and 2001, respectively. See Note 4 to the consolidated financial statements for a discussion related to the operating lease facilities.

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated audited financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for each of the five years in the period ended March 31, 2003 have been derived from the respective audited financial statements. The consolidated audited financial statements and report thereon, for the years ended March 31, 2003 and 2002 are included elsewhere in this report.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Statement of Operations Data:
Revenues	$625,218	$679,989	$232,466	$136,295	$129,498
Gross profit(1)	267,968	268,346	109,407	69,000	61,887
Selling, general and administrative expenses	67,944	60,890	21,092	16,797	16,862
Depreciation and amortization	63,706	48,600	33,485	26,000	19,308
Interest expense, net	36,421	23,017	22,622	30,916	26,251
Operating lease expense	46,071	55,401	14,443	—	—
Income tax expense (benefit)	20,975	30,931	3,871	(696)	(166)
Income (loss) before extraordinary items	33,518	49,408	5,490	(3,863)	(489)
Net income (loss)	33,518	49,408	(1,142)	(3,863)	(489)
Other Financial Data:
EBITDA, as adjusted(2)	$201,150	$207,315	$88,787	$55,561	$48,476
Capital expenditures:
Expansion	$(67,289)	$(137,790)	$(55,384)	$(45,617)	$(57,691)
Overhauls	(29,198)	(27,000)	(9,901)	(9,920)	(7,626)
Other	(24,264)	(23,229)	(2,721)	(4,465)	(2,764)
Cash flows provided by (used in):
Operating activities	$186,152	$131,837	$92,881	$47,029	$24,042
Investing activities	(107,704)	(160,256)	(3,318)	(61,103)	(62,996)
Financing activities	(12,931)	22,316	(78,687)	12,550	39,499
	As of March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital(3)	$158,059	$139,544	$97,382	$5,869	$22,288
Total assets	1,953,506	1,276,781	1,171,534	466,345	436,487
Total debt(4)(5)	945,155	226,762	215,107	345,832	316,348
Stockholder's equity	739,503	695,396	647,624	101,445	105,308

        The following table reconciles Universal's EBITDA, as adjusted, to net income or (loss):

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands)
EBITDA, as adjusted	$201,150	$207,315	$88,787	$55,561	$48,476
Depreciation and amortization	(63,706)	(48,600)	(33,485)	(26,000)	(19,308)
Operating lease expense	(46,071)	(55,401)	(14,443)	—	—
Interest expense, net	(36,421)	(23,017)	(22,622)	(30,916)	(26,251)
Management fees	—	—	—	(3,200)	(3,200)
Foreign currency gain (loss)	(459)	42	(177)	(4)	(40)
Non-recurring charges	—	—	(8,699)	—	—
Income taxes	(20,975)	(30,931)	(3,871)	696	(166)
Extraordinary loss, net	—	—	(6,632)	—	—

Net income (loss)	$33,518	$49,408	$(1,142)	$(3,863)	$(489)

(1)
Gross profit is defined as total revenue less direct costs.

(2)
EBITDA, as adjusted, is defined as net income plus income taxes, interest expense, operating lease expense, management fees, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, Universal changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by Universal to be consistent with this new definition of EBITDA, as adjusted. EBITDA, as adjusted, represents a measure upon which management assesses financial performance and financial covenants in our current financing arrangements are tied to similar measures. The financial covenants in Universal's current financing arrangements permit it to exclude non-recurring and extraordinary gains and losses from its calculation of EBITDA, as adjusted. EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of Universal's operating performance or to net cash provided by operating activities as a measure of its liquidity. Additionally, the EBITDA, as adjusted, computation used herein may not be comparable to other similarly titled measures of other companies. Universal believes that EBITDA, as adjusted, is a useful measure that is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry.

(3)
Working capital is defined as current assets minus current liabilities.

(4)
Includes capital lease obligations.

(5)
Excludes $708.5 million and $527.5 million outstanding under Universal's operating lease facilities as of March 31, 2002 and 2001, respectively. See Note 4 to the consolidated financial statements for a discussion related to the operating lease facilities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

UNIVERSAL COMPRESSION HOLDINGS, INC.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Disclosure Regarding Forward-Looking Statements" and "Risk Factors."

General

        Since Holdings' initial public offering in 2000, we have completed several acquisitions. Our completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global") (in exchange for 13,750,000 shares of our stock) and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both our domestic and international presence and more than doubled our size at the time. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, and expertise in the pipeline compression and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, and overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

        We are a holding company and, as such, derive all of our operating income from our operating subsidiary, Universal. We do not have any significant assets other than the stock of our operating subsidiaries. Consequently, we are dependent on the earnings and cash flow of our subsidiaries to meet our obligations. Our subsidiaries are separate legal entities that are not legally obligated to make funds available to us, and in some cases may be contractually restricted from doing so.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management's most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Allowances and Reserves

        Our customers are evaluated for credit worthiness prior to the extension of credit. We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an ongoing basis, we conduct an evaluation of the financial strength of our customers based on payment history and make adjustments to the allowance as necessary. Since most of our customers are in the energy industry, their ability to pay balances due could be affected by dramatic changes in the price and demand for their products.

        We record a reserve against our inventory balance for estimated obsolescence. This reserve is based on specific identification and historical experience.

Depreciation

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. The estimated useful lives prior to January 1, 2003 for compression equipment was 15 years and for other properties and equipment from 2 to 25 years.

        The Company evaluated the estimated useful life used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years.

Revenue Recognition

        We recognize revenue for all our business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists, (b) delivery has occurred or services have been rendered, (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured. Revenue from contract compression is recorded when earned over the period of the contract, which generally ranges from one month to several years. Fabrication revenue is recognized using the completed contract method, specifically when all terms of the contract have been completed and title to the product has been transferred. Aftermarket services revenue is recorded as products are delivered and services are rendered.

Business Combinations and Goodwill

        Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

        In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill. We perform an impairment test for goodwill assets annually, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. During the fourth quarter of fiscal year 2003, we performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred; however, if for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for the impairment.

Long-Lived Assets

        Long-lived assets, which include property, plant and equipment, definite-lived intangibles and other assets comprise a significant amount of our total assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

Self-Insurance

        We are self-insured up to certain levels for general liability, vehicle liability, group medical and for workers' compensation claims for certain of our employees. We record self-insurance accruals based on claims filed and an estimate for significant claims incurred but not reported. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop.

Income Taxes

        We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

        We provide contract compression services to a global market. As such, we are subject to taxation not only in the United States but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future taxable income, which in turn determines the realizability of its deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

        Additionally, we must consider any prudent and feasible tax planning strategies that would minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of foreign subsidiaries. The assumptions related to the permanent reinvestment of the foreign earnings are analyzed and reviewed annually for changes in our international and domestic business outlook.

  Financial Results of Operations

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

        The following table summarizes revenues, gross profits, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2003	2002
	(Dollars in thousands)
Revenues:
Domestic contract compression	$265,465	$267,550
% of revenue	42.5%	39.3%
International contract compression	$66,505	$60,185
% of revenue	10.6%	8.9%
Fabrication	$162,678	$211,265
% of revenue	26.0%	31.1%
Aftermarket services	$130,570	$140,989
% of revenue	20.9%	20.7%
Gross profit:
Domestic contract compression	$169,868	$169,892
International contract compression	53,769	43,411
Fabrication	16,075	24,347
Aftermarket services	28,256	30,696
Expenses:
Depreciation and amortization	(63,706)	(48,600)
Selling, general and administrative	(67,944)	(60,890)
Operating lease expense	(46,071)	(55,401)
Interest expense, net	(36,421)	(23,017)
Income taxes	(20,975)	(30,931)
Net income	$33,518	$49,408

        Revenues.    Total revenues for the fiscal year ended March 31, 2003 decreased $54.8 million, or 8.1%, to $625.2 million, compared to $680.0 million for the fiscal year ended March 31, 2002 largely as a result of declines in fabrication and aftermarket services. Domestic contract compression revenue decreased by $2.1 million, or 1%, to $265.5 million during the fiscal year ended March 31, 2003 from $267.6 million during the fiscal year ended March 31, 2002. International contract compression revenues increased by $6.3 million, or 10.5%, to $66.5 million during the fiscal year ended March 31, 2003 from $60.2 million during the fiscal year ended March 31, 2002. The decrease in domestic contract compression revenue was a result of lower horsepower utilization in a period of reduced energy industry activity that resulted in a reduced demand for contract compression services. The increase in international contract compression revenue resulted from new contract settlements negotiated with our customers in Argentina in the first quarter of fiscal year 2003 and expansion of our business in the Latin America and Asia Pacific regions.

        Domestic average contracted horsepower for the fiscal year ended March 31, 2003 decreased slightly to approximately 1,602,000 horsepower from approximately 1,603,000 horsepower for the fiscal year ended March 31, 2002 primarily due to the general decline in energy industry activity in the United States. International average contracted horsepower for the fiscal year ended March 31, 2003 increased by 2.6% to approximately 311,000 horsepower from approximately 303,000 horsepower for the fiscal year ended March 31, 2002, primarily through expansion of the international contract compression fleet. The combined average horsepower utilization rate for the fiscal year ended March 31, 2003 was approximately 83.3%, down from 88.8% in the fiscal year ended March 31, 2002. As of March 31, 2003, we had approximately 2.3 million available horsepower with an average horsepower utilization rate for the quarter then ended of 83.5% and for the same period one year earlier of approximately 86.8%.

        Fabrication revenue decreased to $162.7 million from $211.3 million, a decrease of 23% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Backlog of fabrication projects at the fiscal year ended March 31, 2003 was approximately $55.7 million, compared with a backlog of $80.0 million at March 31, 2002. From December 31, 2002 to March 31, 2003, backlog decreased $0.6 million. The backlog as of May 12, 2003 was approximately $75 million.

        Aftermarket services revenue decreased to $130.6 million during the fiscal year ended March 31, 2003 from $141.0 million during the fiscal year ended March 31, 2002, a decrease of 7.4%. The decrease resulted from reduced repair and maintenance activity from our North American customer base in a period of reduced energy industry activity.

        Gross Profit.    Gross profit (defined as total revenue less direct costs) for the fiscal year ended March 31, 2003 decreased $0.4 million to $268.0 million from gross profit of $268.3 million for the fiscal year ended March 31, 2002 reflecting declines in fabrication and aftermarket services that were partially offset by an increase in international contract compression. Fabrication gross profit for the fiscal year ended March 31, 2003 decreased $8.3 million, or 34.0%, to $16.1 million compared to a gross profit of $24.3 million for the fiscal year ended March 31, 2002. Fabrication gross profits decreased primarily due to lower demand during the fiscal year. Aftermarket services gross profit for the fiscal year ended March 31, 2003 decreased $2.4 million or 7.9%, to $28.3 million compared to a gross profit of $30.7 million for the fiscal year ended March 31, 2002. Aftermarket services gross profit decreased primarily due to the overall slowdown in energy industry activity.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $7.1 million to $67.9 million for the fiscal year ended March 31, 2003, compared to $60.9 million for the fiscal year ended March 31, 2002. Selling, general and administrative expenses represented 10.9% of revenue for the fiscal year ended March 31, 2003 compared to 9.0% of revenue for the fiscal year ended March 31, 2002. The increase was primarily due to a greater presence in international markets, which carries higher administration costs and severance costs related to staff reductions.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2003 decreased 3.0% to $201.2 million from $207.3 million for the fiscal year ended March 31, 2002, primarily due to increases in the selling, general and administrative costs. EBITDA, as adjusted, is defined and reconciled to net income in Item 6 of this report, "Selected Financial Data," under the caption "Selected Historical Financial Data—Universal Compression Holdings, Inc."

        Depreciation and Amortization.    Depreciation and amortization increased by $15.1 million to $63.7 million during the fiscal year ended March 31, 2003, compared to $48.6 million during the fiscal year ended March 31, 2002. Depreciation expense increased due to a full twelve months of depreciation of fiscal 2002 capital additions and capitalized overhauls. In addition, depreciation expense increased due to the three months of depreciation of gas compressor units that were not previously recorded on our balance sheet until December 31, 2002, when the lessors under the operating lease facilities became fully consolidated entities. Depreciation expense related to these assets began January 1, 2003 and increased depreciation expense for the fiscal year ended March 31, 2003 by approximately $5.6 million.

        In fiscal 2003, we evaluated the estimated useful lives used for book depreciation purposes for our compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. The impact from extending the estimated useful lives of the equipment that was recorded on our balance sheet on December 31, 2002 (excluding the gas compression equipment related to the operating lease facilities) reduced depreciation expense by approximately $3.0 million for the year ended March 31, 2003.

        The combined impact as a result of the consolidation of the compressor equipment in the operating lease facilities and the extension of the estimated useful lives was an increase to depreciation expense of approximately

$2.6 million, a decrease to net income of $1.6 million and a decrease to earnings per diluted share of $.05 for the year ended March 31, 2003.

        Operating Lease Expense.    Operating lease expense decreased to $46.1 million during the fiscal year ended March 31, 2003 compared to $55.4 million during the fiscal year ended March 31, 2002. Operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002. As a result, we recognized no operating lease expense for the quarter ended March 31, 2003.

        Interest Expense, Net.    Interest expense, net, increased $13.4 million to $36.4 million for the fiscal year ended March 31, 2003 from $23.0 million for the fiscal year ended March 31, 2002 primarily due to the consolidation of the operating lease facilities as of December 31, 2002 which resulted in the classification of operating lease expense subsequent to December 31, 2002 as interest expense.

        Net Income.    Net income decreased $15.9 million to $33.5 million for the fiscal year ended March 31, 2003 compared to a net income of $49.4 million for the fiscal year ended March 31, 2002 for the reasons noted above.

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

        The following table summarizes revenues, cost of sales, gross profits and the respective percentages for each of our business segments:

	Year Ended March 31,
	2002	2001
	(Dollars in thousands)
Revenues:
Domestic contract compression	$267,550	$126,686
% of revenue	39.3%	54.5%
International contract compression	$60,185	$22,549
% of revenue	8.9%	9.7%
Fabrication	$211,265	$61,779
% of revenue	31.1%	26.6%
Aftermarket services	$140,989	$21,452
% of revenue	20.7%	9.2%
Gross profit:
Domestic contract compression	$169,892	$80,465
International contract compression	43,411	16,425
Fabrication	24,347	9,041
Aftermarket services	30,696	3,476
Expenses:
Depreciation and amortization	(48,600)	(33,491)
Selling, general and administrative	(60,890)	(21,092)
Operating lease expense	(55,401)	(14,443)
Interest expense, net	(23,017)	(23,220)
Income taxes	(30,931)	(3,645)
Net income (loss)	49,408	(4,391)

        Revenues.    Total revenues for the fiscal year ended March 31, 2002 increased $447.5 million, or 192.5%, to $680 million, compared to $232.5 million for the fiscal year ended March 31, 2001. Contract compression revenues increased by $178.5 million, or 119.6%, to $327.7 million during the fiscal year ended March 31, 2002 from $149.2 million during the fiscal year ended March 31, 2001. Domestic contract compression revenues increased by $140.9 million, or 111.2%, to $267.6 million during the fiscal year ended March 31, 2002 from $126.7 million during the fiscal year ended March 31, 2001. International contract compression revenues increased by $37.7 million, or 167.5%, to $60.2 million during the fiscal year ended March 31, 2002 from $22.5 million during the fiscal year ended March 31, 2001. The increase in domestic contract compression revenues primarily resulted from expansion of our contract compression fleet through the impact of a full year of operations from the Weatherford Global acquisition, the KCI acquisition and internal growth. The increase in international contract compression revenue resulted from expansion of our international contract compression fleet primarily through the CSII acquisition and the impact of a full year of operations from the Weatherford Global acquisition.

        Domestic average rented horsepower for the fiscal year ended March 31, 2002 increased by 107% to approximately 1,603,000 horsepower from approximately 776,000 horsepower for the fiscal year ended March 31, 2001, primarily due to the KCI acquisition and a full year of operations from the Weatherford Global and GCSI acquisitions. In addition, international average rented horsepower for the fiscal year ended March 31, 2002 increased by 240% to approximately 303,000 horsepower from approximately 89,000 horsepower for the fiscal year ended March 31, 2001, primarily through our acquisitions and expansion of our international contract compression fleet and high utilization rates. Our combined average horsepower utilization rate for the fiscal year ended March 31, 2002 was approximately 88.8%, up from 87.6% in the fiscal year ended March 31, 2001. As of March 31, 2002, we had approximately 2.2 million available horsepower with an average horsepower utilization rate for the quarter then ended of 86.8% and for the same period one year earlier of 88.8%.

        Revenue from fabrication increased to $211.3 million from $61.8 million, an increase of 242%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to our acquisition of KCI and the impact of a full year of operations from the Weatherford Global acquisition combined with internal growth. Backlog of fabrication projects at the fiscal year ended March 31, 2002 was approximately $80.0 million, compared with a backlog of $34.2 million at March 31, 2001. From December 31, 2001 to March 31, 2002, our backlog decreased $21.0 million.

        Revenue from aftermarket services increased to $141.0 million during the fiscal year ended March 31, 2002 from $21.5 million during the fiscal year ended March 31, 2001, an increase of 556%. The increase was due primarily to the impact of a full year of operations from the Weatherford Global acquisition, and resulted in the aftermarket services segment becoming a more significant part of our business. In addition, the LCM and TCSI acquisitions increased revenues approximately $23 million in the aggregate.

        Gross profit.    Gross profit (defined as total revenue less direct costs) for the fiscal year ended March 31, 2002 increased $158.9 million, or 145.3%, to $268.3 million from gross profit of $109.4 million for the fiscal year ended March 31, 2001. Contract compression gross profit for the fiscal year ended March 31, 2002 increased $116.4 million, or 120%, to $213.3 million compared to gross profit of $96.9 million for the fiscal year ended March 31, 2001. Contract compression gross profit increased primarily as the result of our contract compression revenue growth and operating cost improvements realized by the integration of our contract compression business. Fabrication gross profit for the fiscal year ended March 31, 2002 increased $15.3 million, or 169%, to $24.3 million compared to a gross profit of $9.0 million for the fiscal year ended March 31, 2001. Fabrication gross profits increased primarily due to the impact of a full year of operations from Weatherford Global, a partial year of operations from KCI and synergies from the integration of these operations. Aftermarket services gross profit for the fiscal year ended March 31, 2002 increased $27.2 million or 783%, to $30.7 million compared to a gross profit of $3.5 million for the fiscal year ended March 31, 2001. Aftermarket services gross profit increased primarily due to the impact of a full year of operations from Weatherford Global and the acquisitions of TCSI and LCM.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $39.8 million to $60.9 million for the fiscal year ended March 31, 2002, compared to $21.1 million for the fiscal year ended March 31, 2001. Selling, general and administrative expenses represented 9.0% of revenue for the fiscal year ended March 31, 2002 compared to 9.1% of revenue for the fiscal year ended March 31, 2001.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2002 increased 133.5% to $207.3 million from $88.8 million for the fiscal year ended March 31, 2001, primarily due to increases in total fleet horsepower and utilization of the compression contract compression fleet, gross profit contribution from fabrication and sales, and operating cost improvements realized by contract compression operations. EBITDA, as adjusted, is defined and reconciled to net income in Item 6 of this report, "Selected Financial Data," under the caption "Selected Historical Financial Data—Universal Compression Holdings, Inc."

        Non-recurring Charges.    During the fiscal year ended March 31, 2001, we incurred non-recurring charges of $8.7 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with our initial public offering and concurrent financing transactions as well as costs related to facilities and workforce reductions associated with our Weatherford Global acquisition.

        Depreciation and Amortization.    Depreciation and amortization increased by $15.1 million to $48.6 million during the fiscal year ended March 31, 2002, compared to $33.5 million during the fiscal year ended March 31, 2001. The increase was primarily due to capital additions of $188 million, which primarily resulted from expansion of our contract compression fleet, through our fabrication operations and the purchase of approximately $60 million and $13 million of contract compression equipment from the acquisitions of KCI and CSII, respectively. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under our operating lease facilities.

        Operating Lease Expense.    Operating lease expense increased to $55.4 million during the fiscal year ended March 31, 2002 resulting from the increase in compression equipment leased under our operating lease facilities. The outstanding balance under the operating lease facilities at March 31, 2002 was $708.5 million.

        Interest Expense, Net.    Interest expense, net, remained fairly constant at $23.0 million for the fiscal year ended March 31, 2002 from $23.2 million for the fiscal year ended March 31, 2001, primarily as a result of the repayment of the $1.2 million revenue bonds, offset partially by increased accretion of Universal's 9 7/8% senior discount notes.

        Extraordinary Loss.    During the fiscal year ended March 31, 2001, we incurred extraordinary losses of $15.2 million ($9.5 million net of income tax) related to debt restructurings that occurred concurrently with our initial public offering and the Weatherford Global acquisition.

        Net Income (Loss).    We had net income of $49.4 million for the fiscal year ended March 31, 2002 compared to a net loss of $4.4 million (including extraordinary loss of $9.5 million net of income taxes) for the fiscal year ended March 31, 2001, for the reasons noted above.

Effects of Inflation

        In recent years, inflation has been modest and has not had a material impact upon the results of our operations.

Liquidity and Capital Resources

        Our cash and cash equivalents balance at March 31, 2003 was $71.7 million, compared to $6.2 million at March 31, 2002. Our principal sources of cash were operating activities which provided $187.1 million and sales of property, plant and equipment which provided $14.6 million. Principal uses of cash during the fiscal year ended 2003 were capital expenditures of $120.8 million, repayments of debt of approximately $8.6 million and debt issuance costs of $5.0 million.

        Working capital, net of cash, was $86.7 million at March 31, 2003 and decreased from $133.7 million at March 31, 2002 primarily due to our continual focus on cash management and on the acceleration of collections of accounts receivable.

        Capital expenditures for the fiscal year ended March 31, 2003 were $120.8 million consisting of $67.3 million for growth projects, $29.2 million for compressor overhauls, $10.4 million for a new office facility and $13.9 million for vehicles and information technology equipment.

        On December 31, 2002, we purchased all of the equity in the lessor under our seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility"). Due to this equity investment, the lessor became our fully consolidated entity as of December 31, 2002 and the debt related to the high-yield lease facility has been included in our consolidated balance sheet as of December 31, 2002. As of March 31, 2003, the aggregate principal amounts outstanding under the high-yield operating lease facility were $450 million of 8 7/8% senior secured notes due February 15, 2008 and $82.2 million under a term loan due February 15, 2008.

        Also on December 31, 2002, and concurrently with the obtaining of credit ratings by Standard & Poor's and Moody's Investors Service on our $200 million asset backed securitization operating lease facility (the "ABS operating lease facility), the equity of the lessor under this facility was reduced. As a result of the reduction, the lessor became our fully consolidated entity as of December 31, 2002 and the debt related to the ABS operating lease facility was included in our consolidated balance sheet as of December 31, 2002. As of March 31, 2003, the aggregate principal amount outstanding under the ABS operating lease facility was $175 million.

        As a result of the changes in the high-yield and ABS operating lease facilities and consistent with the purchase accounting rules set forth in SFAS No. 141, "Business Combinations," we recorded in our consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS operating lease facility. Additionally, upon consolidation of the lessors of these operating lease facilities, the previously recorded deferred gain of $107.6 million was eliminated.

        Due to the changes in the high yield and ABS operating lease facilities discussed above, which resulted in the related party's debt being included in the consolidated balance sheet, the future minimum lease payments under the operating lease facilities were eliminated.

        We hold interest rate swaps to manage our exposure to fluctuations in interest rates related to the $200 million ABS operating lease facility. At March 31, 2003, the fair market value of these interest rate swaps was a liability of approximately $15.4 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.5%.

        On May 14, 2003, Universal commenced a tender offer to purchase any and all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412% for notes tendered prior to the early expiration date for the tender offer, which was May 20, 2003. Of the $229.8 million aggregate principal amount of 9 7/8% senior discount notes outstanding, $169.2 million principal amount was tendered prior to the early expiration date.

        On May 27, 2003, Universal completed a private offering of $175.0 million aggregate principal amount of 7 1/4% senior notes due 2010. Universal used the net proceeds of the new senior notes offering, together with cash on hand, to pay the purchase price, including the premium, plus accrued and unpaid interest, for the 9 7/8% senior discount notes purchased pursuant to the tender offer.

        On May 27, 2003, pursuant to the terms of the indenture governing the 9 7/8% senior discount notes, Universal called for redemption the remaining $60.6 million principal amount of 9 7/8% senior discount notes outstanding. The redemption price will be equal to 104.938% of the principal amount of the 9 7/8% senior discount notes, plus accrued and unpaid interest to, but not including, the redemption date. The closing of the redemption is scheduled for June 26, 2003 and will be funded with available cash and additional borrowings under Universal's revolving credit facility. As a result of the tender offer and the redemption, Universal expects to retire all of the outstanding 9 7/8% senior discount notes.

        As of June 2, 2003, after giving effect to the closing of the Redemption expected to occur on June 26, 2003, and to the covenants in our financing instruments, we expect to have unused credit availability under our existing financial instruments of approximately $96 million.

        Our ability to repatriate cash may be limited from time to time by certain statutory banking restrictions that can be imposed by various international regulatory agencies.

        We believe that funds generated from our operations, together with our existing cash and the additional capacity available under our revolving credit facility and the ABS operating lease facility, are sufficient to finance our current operations, planned capital expenditures and internal growth for fiscal year 2004. If we were to make significant additional acquisitions for cash, we might need to obtain additional debt or equity financing.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by us to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. We adopted SFAS No. 144 on April 1, 2002. Based on our review of SFAS No. 144, no impairment existed as of March 31, 2003.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires, among other things, gains or losses of extinguishments of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions." Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for the Company on April 1, 2003 and provisions affecting SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company did not early adopt the provisions for SFAS 145 for the year ended March 31, 2003. Had the Company early adopted SFAS 145 in fiscal year 2003, the extinguishment of debt recorded in fiscal year 2001 would be reclassified to a separate component of income before income taxes.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will record any costs associated with exit or disposal activities in accordance with this new guidance when applicable.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have any impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation." SFAS 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation becomes effective July 1, 2003. The Company does not believe the new interpretation will have any impact on its consolidated statement of operations, cash flows, or financial position.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We will adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. We are currently evaluating the impact that SFAS No. 149 will have on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We are currently evaluating the impact that SFAS No. 150 will have on our financial statements.

Seasonal Fluctuations

        Our results of operations have not historically reflected any material seasonal tendencies.

RISK FACTORS

        As described in "Part I. Disclosure Regarding Forward-Looking Statements," this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected. Additional risks not currently known to us or which we currently consider immaterial may also adversely affect us.

Our international operations subject us to risks that are difficult to predict.

        For the year ended March 31, 2003, we derived approximately 28% of our revenues from international operations. We intend to continue to expand our business in Latin America, and Asia Pacific and, ultimately, other international markets. This may make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

  •
  political and economic instability in foreign markets;

  •
  foreign governments' restrictive trade policies;

  •
  inconsistent product regulation or sudden policy changes by foreign agencies or governments;

  •
  the burden of complying with multiple and potentially conflicting laws;

  •
  the imposition of duties, taxes or government royalties;

  •
  foreign exchange rate risks;

  •
  difficulty in collecting international accounts receivable;

  •
  potentially longer payment cycles;

  •
  increased costs in maintaining international manufacturing and marketing efforts;

  •
  the introduction of non-tariff barriers and higher duty rates;

  •
  difficulties in enforcement of contractual obligations;

  •
  restrictions on repatriation of earnings or expropriation of property; and

  •
  the geographic, time zone, language and cultural differences between personnel in different areas of the world.

Any of these factors could materially adversely affect our business, financial condition or results of operations.

We are exposed to exchange rate fluctuations.

        Our reporting currency is the U.S. dollar. Historically, our foreign operations, including assets, liabilities, revenues and expenses, have been denominated in various currencies other than the U.S. dollar, and we expect that our foreign operations will continue to be so denominated. As a result, the U.S. dollar value of our foreign operations has varied, and will continue to vary, with exchange rate fluctuations. In this respect, historically we have been primarily exposed to fluctuations in the exchange rate of the Argentine peso, Brazilian real, Thai baht, Mexican peso, Australian dollar and Canadian dollar against the U.S. dollar.

        A decrease in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

        In addition, fluctuations in exchange rates relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period.

        Although we attempt to match costs and revenues in local currencies, we anticipate that there may be instances in which costs and revenues will not be matched with respect to currency denomination. As a result, to the extent we continue our expansion on a global basis, we expect that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

Weatherford's voting power may give it the ability to control the outcome of matters submitted to a vote of our stockholders.

        Currently, Weatherford International Ltd. ("Weatherford") owns 13,750,000 shares, or approximately 45%, of our outstanding common stock. In addition to its voting power, Weatherford and its affiliates are entitled to designate three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board.

        This significant stock ownership and board representation gives Weatherford the ability to exercise substantial influence over our ownership, policies, management and affairs and significant control over actions requiring approval of our stockholders. Weatherford's interests could conflict with our other stockholders. See "Item 13. Certain Relationships and Related Transactions" for further information regarding our relationship with Weatherford.

Sale of a substantial number of shares of our common stock could depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock, particularly as our common stock is thinly traded. The shares owned by Weatherford are subject to registration rights and may be resold at any time. The sale of a substantial number of shares within a short period of time could cause our stock price to decrease, making it more difficult for us to raise funds through future offerings of our common stock and to acquire businesses using our stock as consideration.

We are dependent on particular suppliers and are vulnerable to product shortages and price increases.

        As a consequence of having a highly standardized contract compression fleet, some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have at least a temporary material adverse effect on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a material adverse effect on our results of operations.

Our ability to manage our business effectively will be weakened if we lose key personnel.

        We depend on the continuing efforts of our executive officers and senior management. The departure of any of our key personnel could have a material adverse effect on our business, operating results and financial condition. We do not maintain key man life insurance coverage with respect to our executive officers or key management personnel. We are not aware of the upcoming retirement of any of our executive officers or senior management personnel. In addition, we believe that our success depends on our ability to attract and retain additional qualified employees. If we fail to recruit other skilled personnel, we could be unable to compete effectively.

We may not be successful in implementing our business strategy, which may adversely affect our ability to finance our future growth.

        Our ability to implement our business strategy successfully depends upon a number of factors including competition, availability of working capital and general economic conditions. Significant elements of our business strategy include growth of our market share and broader participation in the international market for compression services. We cannot assure you that we will succeed in implementing our strategy or be able to obtain financing for this strategy on acceptable terms. The indenture governing our senior notes, our revolving credit facility and our lease facilities substantially limit our ability to incur additional debt to finance our growth strategy. See "Business—Growth Strategy."

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

        Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, there can be no assurance that our insurance will be adequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and the damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

We intend to continue to make substantial capital investments to implement our business strategy, which may reduce funds available for other operations.

        We anticipate that we will continue to make substantial capital investments to expand and maintain our contract compression fleet. For the year ended March 31, 2003, we invested approximately $121 million in capital investments, excluding acquisitions. We expect to spend between $90 and $110 million on capital expenditures, excluding acquisitions, during fiscal year 2004, approximately $30 million of which would be used for maintenance capital expenditures. Historically, we have financed these investments through internally generated funds, debt offerings, our revolving credit facility and our lease facilities. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures, it could materially adversely affect our results of operations, financial condition and growth.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

        We are subject to stringent and complex foreign, federal, state and local laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. See "Business—Environmental and Other Regulations." Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could have a material adverse effect on our business, financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties.

        We routinely deal with natural gas, oil and other petroleum products. As a result of our fabrication and aftermarket services operations, we generate, manage and dispose of or recycle hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, washdown wastes and sandblast material. Although it is our policy to use generally accepted operating and disposal practices in accordance with applicable environmental laws and regulations, hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under foreign, federal, state and local environmental laws and regulations.

        We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Nevertheless, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on us and other similarly situated service companies.

We face significant competition that may cause us to lose market share and harm our financial performance.

        The contract compression, fabrication and aftermarket services businesses are highly competitive. Some of our competitors also offer a wide range of compressors for sale or lease, and there are low barriers to entry for individual projects. In addition, we compete with several large national and multinational companies, most of which have greater financial and other resources than we do. If our competitors substantially increase the resources they devote to the development and marketing of competitive products and services, we may not be able to compete effectively.

Most of our domestic compressor leases have short initial terms, and we may not recoup the costs of our investment if we are unable to subsequently re-lease the compressors.

        In most cases, the initial terms of our contract compression leases with customers are short, with the most common initial term being six months and continuing on a month-to-month basis thereafter. The initial terms of our leases are generally too short to enable us to recoup the average cost of acquiring or fabricating compressors for contract compression customers under prevailing contract compression and lease rates. As a result, we assume substantial risk of not recovering our entire investment in the equipment we acquire or fabricate for contract compression customers. Although we historically have been successful in subsequently re-leasing our compressors, we may not be able to continue to do so and a substantial number of our contract compression customers could terminate their leases at approximately the same time. If such an event were to occur, even if we are successful in re-leasing our compressors as we have been in the past, we may not be able to obtain favorable contract compression rates. This would have an adverse effect on our revenues and cash flow.

We depend on strong demand for natural gas and a prolonged, substantial reduction in this demand could adversely affect the demand for our services and products.

        Gas contract compression operations are significantly dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for our contract compression services and products. Similarly, a decrease in capital spending by our customers could result in reduced demand for our fabrication and aftermarket services businesses. These events could materially adversely affect our business, results of operations or financial condition.

Future terrorist attacks or responses thereto could adversely affect us.

        The impact that future events arising as a result of the terrorist attacks on the United States on September 11, 2001, or any terrorist attacks that may occur in the future, including military or police activities in the United States, Iraq or other foreign countries, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the United States economy, the global economy, global financial markets and our business cannot currently be determined with any accuracy.

We are highly leveraged, a significant portion of our cash flow must be used to service our obligations and we are vulnerable to interest rate increases.

        We have now and will continue to have a significant amount of debt. As of March 31, 2003, we had approximately $945.2 million in outstanding obligations, of which approximately $175 million was outstanding under our ABS lease facility, approximately $532.2 million was outstanding under our BRL lease facility and $229.75 million was outstanding under our 9 7/8% senior discount notes. This amount excludes approximately $6.2 million of letters of credit issued under our $125 million senior secured revolving credit facility, which we refer to as our revolving credit facility.

        Our high level of debt could have important consequences to you, including the following:

  •
  require us to use a substantial portion of our cash flow from operations to pay our debt and lease payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, operations, expansion of our fleet and other business activities;

  •
  make it more difficult for us to satisfy our obligations under our senior notes;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit, along with financial and other restrictive covenants in our debt instruments, our ability to borrow additional funds or dispose of assets;

  •
  restrict us from making strategic acquisitions or exploiting business opportunities;

  •
  limit our ability to make capital expenditures to maintain our facilities and compressor fleet in good working order and repair;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

        Approximately $82.2 million of our outstanding debt bears interest at floating rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available to make payments of interest and principal on the notes and for capital investment, operations or other purposes. Our significant leverage increases our vulnerability to general adverse economic and industry conditions.

We will require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control.

        We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our credit facilities, lease facilities, or the senior notes, on commercially reasonable terms or at all.

In addition to our current indebtedness, we may incur substantially more debt. This could further exacerbate the risks associated with our substantial debt.

        We may be able to incur substantial additional debt in the future. If new debt is added to our current debt levels, the substantial risks described above would intensify.

Our credit facilities and lease facilities impose restrictions on us that may affect our ability to successfully operate our business.

        Our credit facilities and lease facilities include certain covenants that, among other things, restrict our ability to:

  •
  borrow money;

  •
  create liens, other than a lien securing the revolving credit facility, the BRL lease facility or the ABS lease facility;

  •
  sell or transfer any of our material property;

  •
  merge into or consolidate with any third party or sell or dispose of all or substantially all of our assets; and

  •
  make capital expenditures.

        We and our subsidiaries are also required by our credit facilities to maintain debt coverage ratios, interest coverage ratios and a specified tangible net worth. All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of the indentures and the credit facilities may be affected by changes in our operating and financial performance, changes in business conditions or results of operation, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those obligations to become due and payable. If any of our indebtedness were to be accelerated, there can be no assurance that we would be able to repay it.

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

        If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital, or restructure our debt. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.

The market price of our common stock is volatile.

        Historically, the market price of common stock of companies engaged in the natural gas industry has been highly volatile. Similarly, the market price of our common stock has varied significantly since our initial public offering in May 2000. In particular, changes in natural gas prices or in the demand for natural gas could affect the price of our common stock.

We are a holding company and rely on our subsidiaries for operating income.

        We are a holding company and, as such, derive all of our operating income from our operating subsidiary, Universal, and its subsidiaries. We do not have any significant assets other than the stock of our operating subsidiary. Consequently, we are dependent on the earnings and cash flow of our subsidiaries to meet our obligations. Our subsidiaries are separate legal entities that are not legally obligated to make funds available to us, and in some cases may be contractually restricted from doing so. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us amounts necessary to meet our obligations.

A third party could be prevented from acquiring control of us because of the anti-takeover provisions in our charter and bylaws.

        There are provisions in our restated certificate of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, provisions of our restated certificate of incorporation, such as a staggered board of directors and limitations on the removal of directors, no stockholder action by written consent and limitations on stockholder proposals at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by our board of directors.

We do not expect to pay dividends.

        We have never paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. In addition, the ability of Universal to pay dividends is restricted by the revolving credit facility, the lease facilities, the indentures governing our senior notes and other financing arrangements.

You should not place undue reliance on forward-looking statements, as our actual results may differ materially from those anticipated in our forward-looking statements.

        This report contains forward-looking statements about our operations, economic performance and financial condition. These statements are based on a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions, which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results of operations. See "Part I. Disclosure Regarding Forward-Looking Statements".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

UNIVERSAL COMPRESSION, INC.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with Universal's financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Disclosure Regarding Forward-Looking Statements" and "Risk Factors."

Financial Results of Operations.

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

        The following table summarizes revenues, gross profits, expenses and the respective percentages for each of Universal's business segments:

	Year Ended March 31,
	2003	2002
	(Dollars in thousands)
Revenues:
Domestic contract compression	$265,465	$267,550
% of revenue	42.5%	39.3%
International contract compression	$66,505	$60,185
% of revenue	10.6%	8.9%
Fabrication	$162,678	$211,265
% of revenue	26.0%	31.1%
Aftermarket services	$130,570	$140,989
% of revenue	20.9%	20.7%
Gross profit:
Domestic contract compression	$169,868	$169,892
International contract compression	53,769	43,411
Fabrication	16,075	24,347
Aftermarket services	28,256	30,696
Expenses:
Depreciation and amortization	(63,706)	(48,600)
Selling, general and administrative	(67,944)	(60,890)
Operating lease expense	(46,071)	(55,401)
Interest expense, net	(36,421)	(23,017)
Income taxes	(20,975)	(30,931)
Net income	$33,518	$49,408

        Revenues.    Total revenues for the fiscal year ended March 31, 2003 decreased $54.8 million, or 8.1%, to $625.2 million, compared to $680.0 million for the fiscal year ended March 31, 2002 largely as a result of declines in fabrication and aftermarket services. Domestic contract compression revenue decreased by $2.1 million, or 1%, to $265.5 million during the fiscal year ended March 31, 2003 from $267.6 million during the fiscal year ended March 31, 2002. International contract compression revenue increased by $6.3 million, or 10.5%, to $66.5 million during the fiscal year ended March 31, 2003 from $60.2 million during the fiscal year ended March 31, 2002. The decrease in domestic contract compression revenue was a result of lower horsepower utilization in a period of reduced energy industry activity that resulted in a reduced demand for contract compression services. The increase in international contract compression revenue resulted from new contract settlements negotiated with Universal's Argentina customers in the first quarter of fiscal year 2003 and expansion of its business in the Latin America and Asia Pacific regions.

        Domestic average contracted horsepower for the fiscal year ended March 31, 2003 decreased slightly to approximately 1,602,000 horsepower from approximately 1,603,000 horsepower for the fiscal year ended

March 31, 2002 primarily due to the general decline in energy industry activity in the United States. International average contracted horsepower for the fiscal year ended March 31, 2003 increased by 2.6% to approximately 311,000 horsepower from approximately 303,000 horsepower for the fiscal year ended March 31, 2002, primarily through expansion of the international contract compression fleet. The combined average horsepower utilization rate for the fiscal year ended March 31, 2003 was approximately 83.3%, down from 88.8% in the fiscal year ended March 31, 2002. As of March 31, 2003, Universal had approximately 2.3 million available horsepower with an average horsepower utilization rate for the quarter then ended of 83.5% and for the same period one year earlier of approximately 86.8%.

        Fabrication revenue decreased to $162.7 million from $211.3 million, a decrease of 23% due to lower demand for customer-owned compressors in a period of reduced energy industry activity. Backlog of fabrication projects at the fiscal year ended March 31, 2003 was approximately $55.7 million, compared with a backlog of $80.0 million at March 31, 2002. From December 31, 2002 to March 31, 2003, backlog decreased $0.6 million. The backlog as of May 12, 2003 was approximately $75 million.

        Aftermarket services revenue decreased to $130.6 million during the fiscal year ended March 31, 2003 from $141.0 million during the fiscal year ended March 31, 2002, a decrease of 7.4%. The decrease resulted from reduced repair and maintenance activity from Universal's North American customer base in a period of reduced energy industry activity.

        Gross Profit.    Gross profit (defined as total revenue less direct costs) for the fiscal year ended March 31, 2003 decreased $0.4 million, or 0.1%, to $268.0 million from gross profit of $268.3 million for the fiscal year ended March 31, 2002 reflecting declines in fabrication and aftermarket services that were partially offset by an increase in international contract compression. Fabrication gross profit for the fiscal year ended March 31, 2003 decreased $8.3 million, or 34.0%, to $16.1 million compared to a gross profit of $24.3 million for the fiscal year ended March 31, 2002. Fabrication gross profits decreased primarily due to lower demand during the fiscal year. Aftermarket services gross profit for the fiscal year ended March 31, 2003 decreased $2.4 million or 7.9%, to $28.3 million compared to a gross profit of $30.7 million for the fiscal year ended March 31, 2002. Aftermarket services gross profit decreased primarily due to the overall slowdown in energy industry activity.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $7.1 million to $67.9 million for the fiscal year ended March 31, 2003, compared to $60.9 million for the fiscal year ended March 31, 2002. Selling, general and administrative expenses represented 10.9% of revenue for the fiscal year ended March 31, 2003 compared to 9.0% of revenue for the fiscal year ended March 31, 2002. The increase was primarily due to a greater presence in international markets, which carries higher administration costs and severance costs related to staff reductions.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2003 decreased 3.0% to $201.2 million from $207.3 million for the fiscal year ended March 31, 2002, primarily due to increases in the selling, general and administrative costs. EBITDA, as adjusted, is defined and reconciled to net income in Item 6 of this report, "Selected Financial Data," under the caption "Selected Historical Financial Data—Universal Compression, Inc."

        Depreciation and Amortization.    Depreciation and amortization increased by $15.1 million to $63.7 million during the fiscal year ended March 31, 2003, compared to $48.6 million during the fiscal year ended March 31, 2002. Depreciation expense increased due to a full twelve months of depreciation of fiscal 2002 capital additions and capitalized overhauls. In addition, depreciation expense increased due to the three months of depreciation of gas compressor units that were not previously recorded on Universal's balance sheet until December 31, 2002, when the lessors under the operating lease facilities became fully consolidated entities. Depreciation expense related to these assets began January 1, 2003 and increased depreciation expense for the fiscal year ended March 31, 2003 by approximately $5.6 million.

        In fiscal 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to

25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. The impact from extending the estimated useful lives of the equipment that was recorded on Universal's balance sheet on December 31, 2002 (excluding the gas compression equipment related to the operating lease facilities) reduced depreciation expense by approximately $3.0 million for the year ended March 31, 2003.

        The combined impact as a result of the consolidation of the compressor equipment in the operating lease facilities and the extension of the estimated useful lives was an increase to depreciation expense of approximately $2.6 million and a decrease to net income of $1.6 million for the year ended March 31, 2003.

        Operating Lease Expense.    Operating lease expense decreased to $46.1 million during the fiscal year ended March 31, 2003 compared to $55.4 million during the fiscal year ended March 31, 2002. Operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002. As a result, Universal recognized no operating lease expense for the quarter ended March 31, 2003.

        Interest Expense, Net.    Interest expense, net, increased $13.4 million to $36.4 million for the fiscal year ended March 31, 2003 from $23.0 million for the fiscal year ended March 31, 2002 primarily due to the consolidation of the operating lease facilities as of December 31, 2002 which resulted in the classification of operating lease expense subsequent to December 31, 2002 as interest expense.

        Net Income.    Net income decreased $15.9 million to $33.5 million for the fiscal year ended March 31, 2003 compared to a net income of $49.4 million for the fiscal year ended March 31, 2002 for the reasons noted above.

Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

        The following table summarizes revenues, gross margins, expenses and the respective percentages for each of Universal's business segments:

	Year Ended March 31,
	2002	2001
	(Dollars in thousands)
Revenues:
Domestic contract compression	$267,550	$126,686
% of revenue	39.3%	54.5%
International contract compression	$60,185	$22,549
% of revenue	8.9%	9.7%
Fabrication	$211,265	$61,779
% of revenue	31.1%	26.6%
Aftermarket services	$140,989	$21,452
% of revenue	20.7%	9.2%
Gross profit:
Domestic contract compression	$169,892	$80,465
International contract compression	43,411	16,425
Fabrication	24,347	9,041
Aftermarket services	30,696	3,476
Expenses:
Depreciation and amortization	(48,600)	(33,485)
Selling, general and administrative	(60,890)	(21,092)
Operating lease expense	(55,401)	(14,443)
Interest expense, net	(23,017)	(22,622)
Income taxes	(30,931)	(3,871)
Net income	$49,408	$(1,142)

        Revenues.    Total revenue for the fiscal year ended March 31, 2002 increased $447.5 million, or 192.5%, to $680.0 million, compared to $232.5 million for the fiscal year ended March 31, 2001. Contract compression revenue increased by $178.5 million, or 119.6%, to $327.7 million during the fiscal year ended March 31, 2002 from $149.2 million during the fiscal year ended March 31, 2001. Domestic contract compression revenues increased by $140.9 million, or 111.2%, to $267.6 million during the fiscal year ended March 31, 2002 from $126.7 million during the fiscal year ended March 31, 2001. International contract compression revenues increased by $37.7 million, or 167.5%, to $60.2 million during the fiscal year ended March 31, 2002 from $22.5 million during the fiscal year ended March 31, 2001. The increase in domestic contract compression revenue primarily resulted from expansion of the contract compression fleet through the impact of a full year of operations from the Weatherford Global acquisition, the KCI acquisition and internal growth. The increase in international contract compression revenue resulted from expansion of Universal's international contract compression fleet primarily through the CSII acquisition and the impact of a full year of operations from the Weatherford Global acquisition.

        Domestic average rented horsepower for the fiscal year ended March 31, 2002 increased by 107% to approximately 1,603,000 horsepower from approximately 776,000 horsepower for the fiscal year ended March 31, 2001 primarily due to the KCI acquisition and a full year of operations from the Weatherford Global and GCSI acquisitions. In addition, international average rented horsepower for the fiscal year ended March 31, 2002 increased by 240% to approximately 303,000 horsepower from approximately 89,000 horsepower for the fiscal year ended March 31, 2001, primarily through acquisitions and expansion of the international contract compression fleet and high utilization rates. Combined average horsepower utilization rate for the fiscal year ended March 31, 2002 was approximately 88.8%, up from 87.6% in the fiscal year ended March 31, 2001. As of March 31, 2002, Universal had approximately 2.2 million available horsepower with an average horsepower utilization rate for the quarter then ended of 86.8% and for the same period one year earlier of approximately 88.8%.

        Revenue from fabrication increased to $211.3 million from $61.8 million, an increase of 242%. The increase in fabrication revenue, consisting mostly of equipment fabrication, was due primarily to the acquisition of KCI and the impact of a full year of operations from the Weatherford Global acquisition combined with internal growth. Backlog of fabrication projects at the fiscal year ended March 31, 2002 was approximately $80.0 million, compared with a backlog of $34.2 million at March 31, 2001.

        Revenue from aftermarket services increased to $141.0 million during the fiscal year ended March 31, 2002 from $21.5 million during the fiscal year ended March 31, 2001, an increase of 556%. The increase was due primarily to the impact of full year of operations from the Weatherford Global acquisition and resulted in the aftermarket services segment becoming a more significant part of Universal's business. In addition, the LCM and TCSI acquisitions increased revenues approximately $23 million in the aggregate.

        Gross profit.    Gross profit (defined as total revenue less direct costs) for the fiscal year ended March 31, 2002 increased $158.9 million, or 145.3%, to $268.3 million from gross profit of $109.4 million for the fiscal year ended March 31, 2001. Contract compression gross profit for the fiscal year ended March 31, 2002 increased $116.4 million, or 120%, to $213.3 million compared to gross profit of $96.9 million for the fiscal year ended March 31, 2001. Contract compression gross profit increased primarily as the result of Contract compression revenue growth and operating cost improvements realized by the integration of the contract compression businesses. Fabrication gross profit for the fiscal year ended March 31, 2002 increased $15.3 million, or 169%, to $24.3 million compared to a gross profit of $9.0 million for the fiscal year ended March 31, 2001. Fabrication gross profits increased primarily due to the impact of a full year of operations from Weatherford Global, a partial year of operations from KCI and synergies from the integration of these operations. Aftermarket services gross profit for the fiscal year ended March 31, 2002 increased $27.2 million or 783%, to $30.7 million compared to a gross profit of $3.5 million for the fiscal year ended March 31, 2001. Aftermarket services gross profit increased primarily due to the impact of a full year of operations from Weatherford Global and the acquisitions of TCSI and LCM.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $39.8 million to $60.9 million for the fiscal year ended March 31, 2002 compared to $21.1 million for the fiscal year ended March 31, 2001. Selling, general and administrative expenses represented 9.0% of revenue for the fiscal year ended March 31, 2002 compared to 9.1% of revenue for the fiscal year ended March 31, 2001.

        EBITDA, as adjusted, for the fiscal year ended March 31, 2002 increased 133.5% to $207.3 million from $88.8 million for the fiscal year ended March 31, 2001, primarily due to increases in total fleet horsepower and utilization of the compression contract compression fleet, gross profit contribution from fabrication and sales, and operating cost improvements realized by contract compression operations. EBITDA, as adjusted, is defined and reconciled to net income in Item 6 of this report, "Selected Financial Data," under the caption "Selected Historical Financial Data—Universal Compression, Inc."

        Non-recurring Charges.    During the fiscal year ended March 31, 2001, Universal incurred non-recurring charges of $8.7 million related to the early termination of a management agreement and a consulting agreement and other related fees in connection with Universal Compression Holdings' initial public offering and concurrent financing transactions as well as costs related to facilities and workforce reductions associated with the Weatherford Global acquisition.

        Depreciation and Amortization.    Depreciation and amortization increased by $15.1 million to $48.6 million during the fiscal year ended March 31, 2002, compared to $33.5 million during the fiscal year ended March 31, 2001. The increase was primarily due to capital additions of $188 million, which primarily resulted from expansion of the contract compression fleet, through Universal's fabrication operations and the purchase of approximately $60 million and $13 million of contract compression equipment from the acquisitions of KCI and CSII, respectively. The increase in depreciation and amortization was partially offset by the net sales and leasebacks of compressor equipment, with a book value of approximately $142.1 million, between April and October 2001 under Universal's operating lease facilities.

        Operating Lease Expense.    Operating lease expense increased to $55.4 million during the fiscal year ended March 31, 2002 resulting from the increase in compression equipment leased under the operating lease facilities. The outstanding balance under the operating lease facilities at March 31, 2002 was $708.5 million.

        Interest Expense, Net.    Interest expense, net, remained fairly constant at $23.0 million for the fiscal year ended March 31, 2002 from $22.6 million for the fiscal year ended March 31, 2001, primarily as a result of the repayment of the $1.2 million revenue bonds, offset partially by increased accretion of Universal's 9 7/8% senior discount notes.

        Extraordinary Loss.    During the fiscal year ended March 31, 2001, Universal incurred extraordinary losses of $10.6 million ($6.6 million net of income tax) related to debt restructurings that occurred concurrently with Universal Compression Holdings' initial public offering and the Weatherford Global acquisition.

        Net Income (Loss).    Universal had a net income of $49.4 million for the fiscal year ended March 31, 2002 compared to a net loss of $1.1 million for the fiscal year ended March 31, 2001 for the reasons noted above.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR rate at June 6, 2003 was 1.25%. A 1.0% increase in interest rates would result in an approximate $822,000 annual increase in our interest expense. As of March 31, 2003, approximately $82.2 million of our outstanding indebtedness and other obligations outstanding bears interest at floating rates.

        We hold interest rate swaps to manage our exposure to fluctuations in interest rates related to the $200 million ABS operating lease facility. At March 31, 2003, the fair market value of these interest rate swaps was a liability of approximately $15.4 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.5%.

        To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date or balance payments in local currency against local expenses.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated statements of the Company and Universal included in this Report beginning on page F-1 are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Company

        The information to be included in our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the caption "Election of Directors" is incorporated by reference herein.

ITEM 11. Executive Compensation

        The information included or to be included under the captions "Executive Compensation" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information included or to be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

        The information included or to be included under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2003 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 14. Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. Principal Accountant Fees and Services

        Not applicable.

PART IV

ITEM 16. Exhibits, Financial Statement Schedules and Reports On Form 8-K

  (a)
  The following documents are filed as part of this Report:

          1.     Financial Statements—The financial statements of the Company and Universal listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

          2.     Financial Statement Schedules—Schedule II Valuation and Qualifying Accounts is included on Page E-1. All other schedules have been omitted as the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

  (b)
  Reports on Form 8-K

    On January 30, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended December 31, 2002.

  (c)
  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 23, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Weatherford International, Inc., WEUS Holding, Inc. and Enterra Compression Company (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 26, 2000).
3.1	Restated Certificate of Incorporation of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3.2	Restated Bylaws of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
9 7/8% Senior Discount Notes due 2008
4.1	Indenture, dated February 20, 1998, between Universal Compression, Inc. (as successor to TW Acquisition Corporation) and the United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.3 of Universal Compression, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 19, 1998 (File No. 333-48279)).
4.2	First Supplemental Indenture, dated May 9, 2000, between Universal Compression, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.7 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
4.3	Second Supplemental Indenture, dated May 30, 2000, by and among Universal Compression, Inc., Universal Compression Holdings, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.4	Third Supplemental Indenture, dated October 15, 2000, by and among Universal Compression, Inc., Gas Compression Finance Corporation, G.C.S. Distributing L.L.C., Gas Compression Realty L.L.C. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
4.5	Specimen of Universal Compression, Inc.'s (as successor to TW Acquisition Corporation) 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.2 of Universal Compression, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 19, 1998 (File No. 333-48279)).
4.6*	Notice of Redemption of Universal Compression, Inc.'s 9 7/8% Senior Discount Notes due 2008, dated May 27, 2003.
8 7/8% Senior Secured Notes due 2008
4.7	Indenture, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
4.8	First Supplemental Indenture, dated September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
ABS Operating Lease Facility
4.9	Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.10	Series 2002-1 Supplement, dated December 31, 2002, to Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
7 1/4% Senior Notes due 2010
4.11*	Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee.
4.12*	Specimen of Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010 (included as Exhibit 1 to Exhibit 4.11 hereof and incorporated herein by reference).
Senior Secured Notes Operating Lease Facility
10.1	Equipment Lease Agreement, dated February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.2	First Amendment to Equipment Lease Agreement, dated October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).

10.3	Second Amendment to Equipment Lease Agreement, dated November 20, 2002, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.4	First Amended and Restated Participation Agreement, dated October 15, 2001, among Universal Compression, Inc., as Lessee; Universal Compression Holdings, Inc., as Guarantor; BRL Universal Compression Equipment 2001 A, L.P., as Lessor; the financial institutions listed on the signature pages as Tranche B Lenders; The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders; BRL Universal Equipment Management, Inc., as Lessor General Partner; Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders; Deutsche Banc Alex. Brown Inc., as Arranger; The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders; Bank One, N.A., as Documentation Agent for Tranche B Lenders; and First Union National Bank, as Managing Agent; with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.5	Participation Agreement Supplement No. 1, dated October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, and The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.6	First Amendment to First Amended and Restated Participation Agreement, dated November 20, 2002, among Universal Compression, Inc., BRL Universal Equipment 2001 A, L.P. and Deutsche Bank Trust Company Americas, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.7	Tranche B Loan Agreement, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and the Tranche B Lenders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.8	First Amendment to Tranche B Loan Agreement, dated October 15, 2001, among BRL Universal Equipment 2001 A, L.P. and Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.9	Engagement and Indemnity Letter, dated February 9, 2001 among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp., with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.12 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

ABS Lease Facility
10.10	Master Equipment Lease Agreement, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.11	Guaranty, dated December 31, 2002, made by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.12	Management Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.13	Back-up Management Agreement, dated December 31, 2002, among Caterpillar Inc., UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Universal Compression, Inc., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.14	Head Lessee Security Agreement, dated December 31, 2002, between UCO Compression 2002 LLC, as Grantor and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.7 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.15	Intercreditor and Collateral Agency Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., Wells Fargo Bank Minnesota, National Association, Wachovia Bank, National Association and Bank One, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.16	Insurance and Indemnity Agreement, dated December 31, 2002, by and among Ambac Assurance Corporation, BRL Universal Compression Funding I 2002, L.P., Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
Bank Agreements
10.17	Senior Secured Revolving Credit Agreement, dated February 9, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.18	First Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated October 15, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.19	Second Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated September 30, 2002, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.20	Guaranty and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. and in favor of First Union National Bank, as Administrative Agent, dated February 9, 2001 (incorporated by reference to Exhibit 10.8tfo Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.21	Security Agreement (Pledge and Assignment), dated February 9, 2001, between Universal Compression International, Inc. and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
Executive Compensation Plans and Arrangements
10.22†	Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.23†	Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.24†	Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.25†	Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).
10.26†	Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.27†	Form of Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors (incorporated by reference to Exhibit 10.30 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.28*†	Form of Stock Option Agreement under the Incentive Stock Option Plan for employees.
10.29†	Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.30†	Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.31†	Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.32†	Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.33†	Amendment Number One to Employees' Supplemental Savings Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.53 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).

10.34†	Amendment Number Two to Employees' Supplemental Savings Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.35*†	Amendment Number Three to Employees' Supplemental Savings Plan, dated September 1, 2002.
10.36†	Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.37†	Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).
10.38†	Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.39†	Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.40†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.41*†	Involuntary Termination Agreement, dated October 25, 2001, by and between Universal Compression, Inc. and Richard Leong.
Registration Rights Agreements
10.42	Registration Rights Agreement, dated February 9, 2001, by and between Universal Compression Holdings, Inc. and WEUS Holding, Inc. (incorporation by reference to Exhibit 4.3 to Universal Compression Holdings, Inc.'s Quarterly Report of Form 10-Q for the quarter ended December 31, 2000).
10.43*	Registration Rights Agreement, dated May 27, 2003, by and among Universal Compression, Inc. and the parties listed as signatories thereto, with respect to Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010.
10.44	Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.45	Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.46	Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Powers of attorney (set forth on the signature page hereof).
99.1*	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Universal Compression Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at E-1, which represents Schedule II to the consolidated financial statements of the Company. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in the year ended March 31, 2002 the Company changed its method of accounting and reporting for goodwill to conform to the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
May 23, 2003

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$71,693	$6,176
Accounts receivable, net of allowance for bad debts of $8,146 and $7,470 as of March 31, 2003 and 2002, respectively	77,565	111,829
Current portion of notes receivable	2,722	3,010
Inventories, net of reserve for obsolescence of $10,468 and $10,537 as of March 31, 2003 and 2002, respectively	91,332	102,748
Current deferred tax asset	10,890	8,360
Other	7,258	19,283

Total current assets	261,460	251,406
Contract compression equipment	1,316,214	618,975
Other property	106,496	84,254
Accumulated depreciation and amortization	(145,916)	(86,647)

Net property, plant and equipment	1,276,794	616,582
Goodwill	387,711	380,559
Notes receivable	2,555	3,222
Other non-current assets	25,367	25,396

Total assets	$1,953,887	$1,277,165

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$43,210	$42,961
Accrued liabilities	55,523	64,721
Current portion of long-term debt and capital lease obligation	4,322	3,801

Total current liabilities	103,055	111,483
Capital lease obligations	3,180	3,634
Long-term debt	937,653	219,327
Non-current deferred tax liability	148,795	127,317
Derivative financial instrument used for hedging purposes	15,404	—
Deferred gain	—	114,261
Other liabilities	1,349	799

Total liabilities	1,209,436	576,821
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 30,732 and 30,644 shares issued, 30,731 and 30,602 shares outstanding as of March 31, 2003 and 2002, respectively	308	306
Treasury stock, 1 and 42 shares at cost outstanding as of March 31, 2003 and 2002, respectively	(17)	(934)
Additional paid-in capital	724,491	723,831
Deferred compensation	(2,009)	(2,446)
Other comprehensive income (loss)	(48,944)	(57,517)
Retained earnings	70,622	37,104

Total stockholders' equity	744,451	700,344

Total liabilities and stockholders' equity	$1,953,887	$1,277,165

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended March 31,
	2003	2002	2001
Revenues:
Domestic contract compression	$265,465	$267,550	$126,686
International contract compression	66,505	60,185	22,549
Fabrication	162,678	211,265	61,779
Aftermarket services	130,570	140,989	21,452

Total revenues	625,218	679,989	232,466

Costs and expenses:
Domestic contract compression—direct costs	95,597	97,658	46,221
International contract compression—direct costs	12,736	16,774	6,124
Fabrication—direct costs	146,603	186,918	52,738
Aftermarket services—direct costs	102,314	110,293	17,976
Depreciation and amortization	63,706	48,600	33,491
Selling, general and administrative	67,944	60,890	21,092
Operating lease expense	46,071	55,401	14,443
Interest expense, net	36,421	23,017	23,220
Foreign currency (gain)/loss	459	(42)	177
Other (income)/expense, net	(1,126)	141	(472)
Other non-recurring charges	—	—	8,699

Total costs and expenses	570,725	599,650	223,709

Income before income taxes and extraordinary items	54,493	80,339	8,757
Income tax expense	20,975	30,931	3,645

Income before extraordinary items	33,518	49,408	5,112
Extraordinary loss, net of $5,701 income tax benefit	—	—	(9,503)

Net income (loss)	$33,518	$49,408	$(4,391)

Weighted average common and common equivalent shares outstanding:
Basic	30,665	30,008	14,760
Diluted	30,928	30,250	15,079
Earnings per share—basic:
Income before extraordinary items	$1.09	$1.65	$0.35
Extraordinary loss	—	—	(0.65)

Net income (loss)	$1.09	$1.65	$(0.30)

Earnings per share—diluted:
Income before extraordinary items	$1.08	$1.63	$0.34
Extraordinary loss	—	—	(0.63)

Net income (loss)	$1.08	$1.63	$(0.29)

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended March 31, 2001, 2002 and 2003 (In thousands, except for share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Class A Non Voting Shares	Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation	Other Comprehensive Income (Loss)	Total
Balance, April 1, 2000	2,448,201	$3	1,318,896	$13	3,210	$82,697	$(7,913)	$(123)	—	—	$74,677
Stock issued for acquisitions	15,279,869	152	160,010	1		429,508					429,661
Option exercises	65,649	1				917					918
Shares issued in connection with initial public offering	7,431,752	74				150,801					150,875
Conversion of preferred and Class A non voting stock	3,249,695	55	(1,478,869)	(14)	(2,026)	(41)					—
Purchases of treasury stock	(30)		(37)		(1,184)	—		(11)			(11)
Net loss							(4,391)				(4,391)
Foreign currency translation adjustment										845	845

Comprehensive loss											(3,546)

Balance, March 31, 2001	28,475,136	$285	—	—	—	$663,882	$(12,304)	$(134)	—	$845	$652,574

Common stock issuance	1,333,333	13				36,118					36,131
Stock issued for acquisition	694,927	7				19,993					20,000
Treasury stock redeemed, at $27 per share	(28,379)							(800)			(800)
Option exercises	109,419	1				1,099					1,100
Shares issued in employee benefit plans	17,606					1,006					1,006
Share issuances costs						(1,122)					(1,122)
Restricted stock transactions						2,855			(2,855)		—
Amortization of deferred compensation									409		409
Net income							49,408				49,408
Foreign currency translation adjustment										(58,362)	(58,362)

Comprehensive loss											(8,954)

Balance, March 31, 2002	30,602,042	$306	—	—	—	$723,831	$37,104	$(934)	$(2,446)	$(57,517)	$700,344

Common stock issuance	10,000					181					181
Treasury stock redeemed, at $21 per share								(1,000)			(1,000)
Option exercises	22,841	1				(52)		246			195
Shares issued in employee benefit plan	96,495	1				832		1,497			2,330
Restricted stock transactions						(301)		174	127		—
Amortization of deferred compensation									310		310
Interest rate swap loss										(566)	(566)
Net income							33,518				33,518
Foreign currency translation adjustment										9,139	9,139

Comprehensive income											42,091

Balance, March 31, 2003	30,731,378	$308	—	—	—	$724,491	$70,622	$(17)	$(2,009)	$(48,944)	$744,451

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$33,518	$49,408	$(4,391)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	63,706	48,600	33,491
(Gain) loss on asset sales	(741)	(286)	119
Amortization of debt issuance costs	3,670	3,006	1,472
Amortization of deferred compensation	310	409	—
Accretion of discount notes	18,660	20,073	19,105
Increase (decrease) in deferred taxes	18,058	20,827	108,161
(Increase) decrease in other assets	12,913	21,225	(14,626)
(Increase) decrease in receivables	37,105	(10,404)	(26,239)
(Increase) decrease in inventories	11,871	40,048	(19,272)
Increase (decrease) in accounts payable	(2,004)	(44,947)	23,591
Increase (decrease) in accrued liabilities	(9,996)	(14,881)	(32,780)
Other	—	—	845

Net cash provided by operating activities	187,070	133,078	89,476

Cash flows from investing activities:
Additions to property, plant and equipment	(120,751)	(188,019)	(68,006)
Acquisition of Weatherford Global	—	—	(409,423)
Other acquisitions, net of cash received	(1,536)	(160,021)	(55,338)
Proceeds from sale of property, plant and equipment	14,583	187,784	529,449

Net cash used in investing activities	(107,704)	(160,256)	(3,318)

Cash flows from financing activities:
Principal repayments of long-term debt	(5,818)	(7,401)	(106,863)
Net repayment under revolving line of credit	—	—	(97,408)
Net proceeds (repayment) on sale-leaseback of vehicles	(2,800)	(2,878)	(1,484)
Net proceeds (repayment) of financing lease	—	—	(10,580)
Common stock issuance	1,098	36,285	151,790
Purchase of treasury stock	—	(800)	(11)
Debt issuance costs	(5,009)	(4,131)	(10,726)
Operating lease facilities	(1,320)	—	—

Net cash provided by (used in) financing activities	(13,849)	21,075	(75,282)

Net increase (decrease) in cash and cash equivalents	65,517	(6,103)	10,876
Cash and cash equivalents at beginning of period	6,176	12,279	1,403

Cash and cash equivalents at end of period	$71,693	$6,176	$12,279

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,553	$4,073	$4,115

Cash paid for operating leases	$47,171	$54,301	$7,798

Cash paid for income taxes	$2,572	$1,346	$1,543

Supplemental schedule of non-cash investing and financing activities:
Stock issued for acquisition	$—	$20,000	$429,661

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

        Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. Upon completion of the acquisition on February 20, 1998, TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. During the quarter ended June 30, 2000, we completed an initial public offering of 7,275,000 shares of our common stock, par value $0.01 per share.

        Since our initial public offering in 2000, we have completed several acquisitions. Our completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global") (in exchange for 13,750,000 shares of our stock) and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to our fleet and provided us with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both our domestic and international presence and more than doubled our size at the time. IEW added approximately 26,000 horsepower to our fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to our fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to our domestic fleet as well as significant fabrication expertise and capabilities, and expertise in the pipeline compression and related natural gas markets. LCM added to our ability to be a supplier of maintenance, repair, and overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to our compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

        Universal Compression Holdings, Inc. is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

Nature of Operations

        The Company is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2003 of approximately 7,400 compressor units comprising approximately 2.3 million horsepower. The Company provides a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Universal. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Use of Estimates

        In preparing the Company's financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

Revenue Recognition

        Revenue is recognized by the Company's four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists, (b) delivery has occurred or services have been rendered, (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured.

        Revenue from contract compression services is recorded when earned over the period of service and maintenance contracts which generally range from one month to several years. Aftermarket services revenue is recorded as products are delivered or services are performed for the customer.

        Fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months.

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in international locations including Canada, Latin America and Asia Pacific. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenues. For the years ended March 31, 2003, 2002 and 2001, the Company wrote off bad debts, net of recoveries totaling $3.7 million, $0.09 million, and $0.08 million respectively.

Inventories

        Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

Properties and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. The Company evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study was finalized in the fourth quarter of fiscal year 2003, based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had the Company depreciated all compression equipment recorded and consolidated in the Company's balance sheet as of December 31, 2002 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been approximately $5.6 million higher and would have decreased net income by approximately $3.4 million and decreased earnings per diluted share by approximately $.11 for the fiscal year ended March 31, 2003. The estimated useful lives as of March 31, 2003 were as follows:

Buildings	20-35 years
Compression equipment	15-30 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of 6.5 years. Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $62.1 million, $48.3 million and $29.9 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. The Company has not recognized any impairment losses for any of the periods presented.

Goodwill

        Goodwill represents the purchase price of an acquired entity in excess of the fair market value assigned to its assets and liabilities. Through March 31, 2001 goodwill was amortized on a straight-line basis over 40 years. Effective April 1, 2001 we discontinued amortization of goodwill with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

        The following table sets forth adjusted net income and basic and diluted earnings per share as if SFAS No. 142 had been effective and the Company adopted it on April 1, 2000 (in thousands):

	For the Year Ended March 31,
	2003	2002	2001
Reported net income (loss)	$33,518	$49,408	$(4,391)
Add back: Goodwill amortization	—	—	2,085

Adjusted net income (loss)	$33,518	$49,408	$(2,306)

Reported earnings (loss) per share-basic	$1.09	$1.65	$(.30)
Add back: Goodwill amortization	—	—	.14

Adjusted earnings (loss) per share-basic	$1.09	$1.65	$(.16)

Reported earnings (loss) per share-diluted	$1.08	$1.63	$(.29)
Add back: Goodwill amortization	—	—	.14

Adjusted earnings (loss) per share-diluted	$1.08	$1.63	$(.15)

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $22.3 million and $19.6 million at March 31, 2003 and 2002, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to measure compensation cost using the intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, the Company is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined by SFAS No. 123 had been applied.

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2003, 2002 and 2001 option grants:

	Year Ended March 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Compensation expense, net of tax	$5,843	$5,643	$2,241
Net Income (loss):
As reported	$33,518	$49,408	$(4,391)
Pro forma	$27,675	$43,765	$(6,632)
Basic earnings per share:
As reported	$1.09	$1.65	$(0.30)
Pro forma	$0.90	$1.46	$(0.45)
Diluted earnings per share:
As reported	$1.08	$1.63	$(0.29)
Pro forma	$0.89	$1.45	$(0.44)

Income Taxes

        The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

        The Company provides contract compression services to a global market. As such, the Company is subject to taxation not only in the United States but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future taxable income, which in turn determines the realizability of its deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

        Additionally, we must consider any prudent and feasible tax planning strategies that would minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. The principal tax planning strategy available to the Company relates to the permanent reinvestment of the earnings of foreign subsidiaries. The assumptions related to the permanent reinvestment of the foreign earnings are analyzed and reviewed annually for changes in our international and domestic business outlook.

Foreign Currency Translation

        The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of other comprehensive income (loss) within stockholders' equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations.

        For those foreign subsidiaries that have designated the United States Dollar as the functional currency, gains and losses resulting from financial statement translation of foreign operations are included in the consolidated statements of operations as incurred.

        Currency transaction gains and losses are reflected in the Company's consolidated statements of operations during the period incurred.

Fair Value of Financial Instruments

        The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the senior discount notes was approximately $241.2 million and $253.7 million, as compared to a carrying amount of $229.8 million and $215.9 million at March 31, 2003 and 2002, respectively. The fair value of the senior notes was approximately $479.3 million as compared to a carrying amount of $450.0 million at March 31, 2003. The carrying amounts of $82.2 million for the term loan and $175 million for the notes under the ABS operating lease facility approximate the fair values. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2003 based on the quoted market price from brokers of these notes.

Hedging and Use of Derivative Instruments

        The Company utilizes interest rate swaps to minimize interest rate exposure on the $200 million asset-backed securitization operating lease facility. The swaps are not used for trading or speculative purposes. The fair value of the interest rate swap was a loss of $15.4 million as of March 31, 2003.

        In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", we record these interest rate swaps on the balance sheet as either assets or liabilities measured at their fair value. These instruments qualify for hedge accounting as they reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. All of the interest rate instruments utilized are placed with a large creditworthy financial institution. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swaps are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Net Income Per Share

        Basic and diluted net income loss per share are calculated in accordance with SFAS No. 128, Earnings per Share.

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	For the Year Ended March 31,
	2003	2002	2001
Basic earnings per share
Income before extraordinary items	$33,518	$49,408	$5,112
Extraordinary loss, net of income tax benefit	—	—	(9,503)

Net income (loss)	$33,518	$49,408	$(4,391)

Weighted average common stock outstanding	30,665	30,008	14,760
Basic net income (loss) per share:
Before extraordinary loss	$1.09	$1.65	$0.35
Extraordinary loss, net of income tax benefit	—	—	(0.65)

Basic net income (loss) per share	$1.09	$1.65	$(0.30)

Diluted earnings per share
Income before extraordinary items	$33,518	$49,408	$5,112
Extraordinary loss, net of income tax benefit	—	—	(9,503)

Net income (loss)	$33,518	$49,408	$(4,391)

Weighted average common stock outstanding	30,665	30,008	14,760
Dilutive effect of stock options outstanding	263	242	319

Weighted average diluted shares of common stock outstanding	30,928	30,250	15,079

Net income (loss) per share—diluted:
Before extraordinary loss	$1.08	$1.63	$0.34
Extraordinary loss, net of income tax benefit	—	—	(0.63)

Net income (loss) per share—diluted	$1.08	$1.63	$(0.29)

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of those two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for the Company on April 1, 2002. Based on the Company's review of SFAS No. 144, no impairment existed as of March 31, 2003.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires, among other things, gains or losses of extinguishments of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions." Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for the Company on April 1, 2003 and provisions affecting SFAS No. 13 are effective for transactions occurring after May 15, 2002. The Company did not early adopt the provisions for SFAS 145 for the year ended March 31, 2003. Had the Company early adopted SFAS 145 in fiscal year 2003, the extinguishment of debt recorded in fiscal year 2001 would be reclassified to a separate component of income before income taxes.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will record any costs associated with exit or disposal activities in accordance with this new guidance when applicable.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have any impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation." SFAS 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation becomes effective July 1, 2003. The Company does not believe the new interpretation will have any impact on its consolidated statement of operations, cash flows, or financial position.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We will adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. We are currently evaluating the impact that SFAS No. 149 will have on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We are currently evaluating the impact that SFAS No. 150 will have on our financial statements.

2. Goodwill

        The Company's acquisitions described in footnote 1 were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS 142.

        The changes in the carrying amount of goodwill from March 31, 2002 to March 31, 2003, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2002	$266,097	$40,390	$45,234	$28,838	$380,559
Acquisitions			768		768
Purchase adjustments and other	(4,345)	7,976	321	204	4,156
Impact of foreign currency translation	—	2,228	—	—	2,228

Balance as of March 31, 2003	$261,752	$50,594	$46,323	$29,042	$387,711

        During the fourth quarter of fiscal year 2003, we performed an impairment analysis on our goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2003	2002
Raw materials	$73,827	$78,265
Work-in-progress	22,516	23,985
Finished goods	5,457	11,035

Total inventories	101,800	113,285
Reserve	(10,468)	(10,537)

Inventories, net	$91,332	$102,748

4. Long-Term Debt

        The Company's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2003	2002
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $0 and $18,835 at March 31, 2003 and 2002, respectively, unsecured.	$229,750	$215,915
Senior notes due February 2008, bearing interest at 8 7/8% per annum, payable semiannually on February 15 and August 15	450,000	—
Term loan of $82.2 million due February 2008, currently bearing interest at a variable rate of LIBOR, (1.25% at March 31, 2003) plus 3.25% due quarterly	82,181	—
Notes under the ABS operating lease facility are due January 2023, bearing interest at a variable rate of LIBOR, which is effectively fixed through the use of interest rate swaps at a weighted average rate of 5.5%, plus 1.27% due monthly.	175,000	—
Other	3,806	3,773

Total debt	940,737	219,688
Less current maturities	3,084	361

Total long-term debt	$937,653	$219,327

        On February 20, 1998, Universal issued $242.5 million of its 9 7/8% senior discount notes due February 15, 2008 in a private placement. The 9 7/8% senior discount notes were offered at a substantial discount from their principal amount. Universal subsequently exchanged the notes for publicly tradable notes pursuant to a registered exchange offer under the Securities Act. As of March 31, 2003, approximately $229.8 million aggregate principal amount of 9 7/8% senior discount notes was outstanding. See Footnote 15, "Subsequent Events," for a discussion of the tender offer and redemption of these 9 7/8% senior discount notes.

        In connection with the Weatherford Global acquisition, on February 9, 2001, the Company raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million of 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease plus approximately $64 million in borrowings under a term loan and approximately $13 million in proceeds from an equity investment in the lessor. On October 23, 2001, the Company increased the high-yield operating lease facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in the entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the addition to the high-yield operating lease facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the asset-backed securitization operating lease facility discussed below and for general corporate purposes.

        Also, in February 2001, the Company entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"). The proceeds received in February 2001 from the high-yield operating lease facility and the ABS operating lease facility were used to restructure previous operating lease obligations and refinance certain existing indebtedness of the Company and Weatherford Global.

        The senior secured credit agreement ("Credit Agreement") provides for up to $125 million under the revolving credit facility, which includes a sub-limit for letters of credit. The revolver bears interest at Universal's option of a base rate or LIBOR plus, in each case, a variable amount depending on its operating results.

        The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to the Company in any given fiscal year. In addition, Universal has substantial dividend payment restrictions under the indenture related to the senior discount notes. Universal was in compliance with all such covenants and limitations at March 31, 2003 and 2002. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

        On December 31, 2002, the Company purchased all of the equity in the lessor under the high-yield operating lease facility for $16.7 million, plus accrued and unpaid preferred return on the equity. As a result of this equity investment by the Company in the lessor, the lessor became a fully consolidated entity of the Company as of December 31, 2002.

        Also on December 31, 2002, the Company completed the process of having a nationally recognized insurance company provide to the holder of notes associated with the ABS operating lease facility a policy guaranteeing the payment of the principal and interest on the notes and obtaining a credit rating on the notes by Standard & Poor's and Moody's Investors Service. With the policy, the rating agencies rated the underlying notes "AAA" and "Aaa," respectively, resulting in a lower interest rate for the notes. Concurrently with the credit rating process, the equity in the lessor was reduced and the Company no longer considers the remaining outstanding equity of the lessor as comparable to that expected for a substantive business involved in similar leasing transactions with similar risks and rewards. Therefore, the lessor became a fully consolidated entity of the Company as of December 31, 2002. Further, concurrently with the credit rating process, the outstanding debt under the ABS operating lease facility was increased from $159.5 million to $175 million at December 31, 2002.

        As a result of the changes in the high-yield and ABS operating lease facilities discussed in this Note 4 and consistent with the purchase accounting rules set forth in SFAS No. 141, "Business Combinations," the Company recorded in its consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS operating lease facility (see Note 8 for discussion of interest rate swaps). Additionally, upon consolidation of the lessors of these operating lease facilities, the deferred gain previously recorded was eliminated.

        The Company guaranteed certain of the obligations under the operating lease facilities. The high-yield operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor under that facility.    The ABS operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor and lessee under that facility. The assets owned by the lessee, a wholly owned subsidiary of the Company, were transferred to the lessee from the Company. As discussed above, the assets related to the high-yield and ABS operating lease facilities are included in the consolidated balance sheet.

        The results of operations through December 31, 2002 includes operating lease expense since prior to this date, the lessors under the operating leases were unaffiliated entities of the Company.

        Maturities of long-term debt as of March 31, 2003 are as follows (in thousands):

2004	$3,084
2005	16,190
2006	16,213
2007	16,236
2008	778,192
Thereafter	110,822

Total	$940,737

5. Capital Leases

        Properties and equipment at March 31, 2003 and 2002 include the following amounts for capitalized leases (in thousands):

	For the Year Ended March 31,
	2003	2002
Compression equipment	$3,546	$11,809
Furniture and fixtures	2,556	—
Less accumulated depreciation	(534)	(1,844)

Net assets under capital leases	$5,568	$9,965

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2003 are as follows (in thousands):

2004	$1,539
2005	2,363
2006	654
2007	110
2008	274
Thereafter	—

Total minimum lease payments	$4,940

Less imputed interest costs	(522)

Present value of net minimum lease payments	$4,418

6. Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	2003	2002	2001
Current:
Foreign	$4,142	$6,664	$1,771
Deferred:
Federal	13,624	25,157	2,215
State	1,551	272	305
Foreign	1,658	(1,162)	(646)

Total	$20,975	$30,931	$3,645

        A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Income tax expense (benefit) at statutory rate	$19,071	$28,119	$3,065
State taxes	1,008	177	217
Foreign taxes	149	2,491	(28)
Non-deductible expenses and other	747	144	391

Total	$20,975	$30,931	$3,645

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$117,341	$96,817
Accrued reserves	1,647	2,730
Inventory reserves and unicap	—	3,642
Foreign tax credit	1,779	1,779
Other	3,277	11,388

Total	124,044	116,356
Valuation allowance	(1,779)	(1,779)

Total	122,265	114,577

Deferred tax liabilities:
Depreciation differences on properties and equipment	(254,830)	(222,653)
Other	(5,340)	(10,881)

Total	(260,170)	(233,534)

Net deferred tax liability	$(137,905)	$(118,957)

        A valuation allowance was established at March 31, 2000 against the Company's deferred tax assets related to foreign tax credits. The Company believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

        At March 31, 2003, the Company had net operating loss ("NOL") carryforwards of approximately $335.3 million available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2007	$629
2008	1,849
2009	1,943
2010	953
2011	—
2018	4,872
2019	37,863
2020	62,218
2021	63,971
2022	85,394
2023	75,567

Total	$335,259

7. Stockholders' Equity

Initial Public Offering

        During the quarter ended June 30, 2000, the Company completed an initial public offering of 7,275,000 shares of its common stock (which includes 275,000 shares of common stock issued pursuant to an overallotment option granted to the underwriters), which provided the Company with net proceeds (after deducting underwriting discounts and commissions) of approximately $149.2 million. Concurrently with the initial public offering, the Company implemented a recapitalization pursuant to which all existing classes of the Company's stock including the preferred stock were converted into common stock.

Mergers & Acquisitions

        The Company completed the merger of GSCI into Universal on September 15, 2000. In the merger, the GCSI shareholders received approximately $12 million in cash, 1,400,726 shares of the Company's common stock and the Company assumed or refinanced approximately $63 million of indebtedness of GCSI. In connection with the merger, the Company entered into an escrow agreement with the selling shareholders of GCSI pursuant to which certain of the shares issued to the shareholders was held in escrow to indemnify the Company against certain losses it may incur. On October 17, 2001 and on August 28, 2002, escrow shares of the Company's common stock of 28,379 and 48,473, respectively, were released to the Company to satisfy certain indemnified matters. There are no further shares in escrow.

        On February 9, 2001, the Company completed its acquisition of Weatherford Global, a supplier of natural gas compression equipment and services and a division of Weatherford International Ltd. Under the terms of the agreement, a subsidiary of Weatherford International Ltd. was merged into Universal in exchange for 13.75 million restricted shares of the Company's common stock, which represented approximately 48% of the outstanding shares of the combined company.

        On July 11, 2001, the Company acquired KCI, a Tulsa, Oklahoma based fabricator of large horsepower compressors for approximately $25.8 million in cash and 694,927 shares of the Company's common stock. In addition, the Company incurred costs and assumed other liabilities related to the transaction of approximately $6 million. Concurrently with the acquisition, the Company repaid substantially all of KCI's approximately $51 million of indebtedness.

Stock Options

        In order to motivate and retain key employees, the Company established an incentive stock option plan. The incentive stock plan became effective on February 20, 1998, and on that date certain key employees were granted stock options. The options are exercisable over a ten-year period. Upon the closing of the Company's initial public offering in May 2000, all outstanding options were accelerated and became fully vested. All other options generally vest over the following time period:

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

        The Company has elected to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123."

        APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, namely option grants where the exercise price is equal to the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

        Under the stock option plan, options to purchase common stock may be granted until 2011. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant.

        As of March 31, 2003, 2,910,366 stock options were outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted-Average Exercise Price
Options outstanding, March 31, 2001	1,311,544	$21.63

Granted	1,545,500	25.66
Exercised	(109,419)	10.04
Forfeited	(13,379)	19.00

Options outstanding, March 31, 2002	2,734,246	$24.52

Granted	659,750	17.12
Exercised	(22,841)	7.03
Forfeited	(460,789)	26.93

Options outstanding, March 31, 2003	2,910,366	$22.66

Shares exercisable at March 31, 2001	439,537	$15.02
Shares exercisable at March 31, 2002	570,280	$17.94
Shares exercisable at March 31, 2003	1,310,676	$22.81

        Exercise prices for options outstanding as of March 31, 2003 ranged from $6.73 to $37.95. The following table provides certain information with respect to stock options outstanding at March 31, 2003:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $7.00	220,778	$6.73	4.7
$7.01-$19.00	576,250	16.84	9.9
$19.01-$22.00	1,196,516	21.32	8.1
Over $22.01	916,822	31.89	7.7

	2,910,366	$22.66	8.1

        The following table provides certain information with respect to stock options exercisable at March 31, 2003:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
Under $7.00	220,778	$6.73
$7.01-$19.00	—	—
$19.01-$22.00	611,276	21.50
Over $22.01	478,622	31.90

	1,310,676	$22.81

        In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1998 and thereafter, including, if materially different from reported results disclosure of pro forma net income and earnings per share had compensation expense relating to 2001, 2002, and 2003 grants been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted-average fair values at date of grant for options granted during 2003, 2002 and 2001 were $9.78, $10.41 and $9.94, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2003	2002	2001
Expected life in years	8	3	3
Interest rate	3.50%	4.95%	4.33%
Volatility	48.85%	54.00%	53.21%
Dividend yield	0.00%	0.00%	0.00%

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2003, 2002 and 2001 option grants:

	Year Ended March 31,
	2003	2002	2001
	(In thousands except per share amounts)
Compensation expense, net of tax	$5,843	$5,643	$2,241
Net Income (loss):
As reported	$33,518	$49,408	$(4,391)
Pro forma	$27,675	$43,765	$(6,632)
Basic earnings per share:
As reported	$1.09	$1.65	$(0.30)
Pro forma	$0.90	$1.46	$(0.45)
Diluted earnings per share:
As reported	$1.08	$1.63	$(0.29)
Pro forma	$0.89	$1.45	$(0.44)

8. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized in the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of March 31, 2003, the Company had interest rate swaps to convert variable interest payments related to the $175 million under the ABS operating lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the operating lease facility became a consolidated entity and the swaps were included in the Company's consolidated financial statements. In accordance with SFAS No. 133, the Company recorded a $15.4 million noncurrent liability related to the derivative instrument. Consistent with accounting rules discussed in SFAS No. 141, "Business Combinations," the offsetting amount was recorded as an increase to the value of property, plant and equipment.

        The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values subsequent to March 31, 2003 will be recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, the Company currently does not expect any ineffectiveness.

        The counterparty to the Company's interest rate swap agreements is a major international financial institution. The Company continually monitors the credit quality of this financial institution and does not expect non-performance by it.

9. Employee Benefits

        The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. In September 2001, the Company amended its 401(k) plan for all domestic employees. The amended plan allows the Company to make matching contributions in the form of Company stock, instead of cash. For the fiscal year ended 2002, the Company cash and stock contributions to the plan were approximately $0.5 and $0.8 million, respectively. For the fiscal year ended 2003, the Company stock contributions to the plan were approximately $1.6 million.

        The Employee Stock Purchase Plan ("ESPP") is intended to encourage employees to participate in the Company's growth by providing them the opportunity to acquire a proprietary interest in the Company's long-term performance and success through the purchase of shares of common stock at a price possibly less than fair market value. In 2001, the Company's stockholders approved the ESPP, under which 250,000 shares of the Company's common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her salary to purchase shares of the Company's common stock at a price equal to 85 to 100% of the fair market value of the stock as of the first day of the quarter or the last day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At March 31, 2003, 170,153 shares remained available for purchase under the ESPP. During 2003 and 2002, $0.8 million and $0.2 million were charged to expense relating to the ESPP.

        The Company utilizes grants of restricted stock as long-term compensation for its executive officers. The Company's restricted stock plan provides for the award of up to 200,000 shares of the Company's common stock to certain officers and key employees. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the restricted stock plan. The unearned compensation is shown as a reduction on stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period of five years. During fiscal years ending March 31, 2003 and 2002, $0.3 million and $0.4, respectively, were charged to expense relating to the restricted stock. The weighted average share price during 2003 was $17.00 compared to $28.55 in 2002. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

        The Employees' Supplemental Savings Plan, (the "ESSP") provides executive officers the opportunity to defer up to 25% of their compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. The Company matches 50% of the first 6% of compensation, excluding any bonus deferred. The vesting periods are generally the same as the 401(k) plan. Prior to September 1, 2002, the Company's matching contributions were in the form of cash. Since September 1, 2002, the Company's matching contributions related to the Employees' Supplemental Savings Plan have been in the form of common stock. During 2003 and 2002, amounts charged to expense relating to the ESSP were insignificant.

10. Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. Under the terms of that sale, Weatherford Global agreed to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2003, approximately $25 million of components and approximately $11 million of parts have been purchased from GEPP. We have not satisfied in full our purchase commitment in respect of components for the 2002 contract year under this agreement with GEPP. The unsatisfied portion of this commitment is approximately $5 million. GEPP could assert its right to enforce this obligation. However, GEPP has not indicated any interest to seek to enforce this part of the purchase obligation at this time. The parties have undertaken to renegotiate this agreement.

        The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

11. Industry Segments and Geographic Information

        The Company has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of our international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment, customers who utilize equipment in our contract compression fleet and customers who lease equipment from our competitors. Fabrication and aftermarket services revenues presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. We evaluate the performance of its reportable segments based on gross profit. Gross profit is defined as total revenue less direct costs. We have no material sales between segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents revenues, gross profit and total assets by industry segment for the fiscal years ended March 31, 2003, 2002 and 2001 (in thousands):

	Fiscal Years Ended
	2003	2002	2001
Revenues:
Domestic contract compression	$265,465	$267,550	$126,686
International contract compression	66,505	60,185	22,549
Fabrication	162,678	211,265	61,779
Aftermarket services	130,570	140,989	21,452

Total	$625,218	$679,989	$232,466

Gross Profit:
Domestic contract compression	$169,868	$169,892	$80,465
International contract compression	53,769	43,411	16,425
Fabrication	16,075	24,347	9,041
Aftermarket services	28,256	30,696	3,476

Total	$267,968	$268,346	$109,407

Identifiable Assets:
Domestic contract compression	$1,497,231	$808,583	$775,781
International contract compression	209,141	206,610	178,718
Fabrication	103,468	115,877	88,170
Aftermarket services	144,047	146,095	133,587

Total	$1,953,887	$1,277,165	$1,176,256

        No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

        The following table illustrates revenues, gross profit and total assets by geographic locations for the fiscal years ended March 31, 2003, 2002 and 2001 (in thousands):

	Fiscal Years Ended
	2003	2002	2001
Revenues:
United States	$449,480	$524,475	$196,957
Canada	74,293	91,615	9,495
Latin America	62,937	55,909	23,826
Asia Pacific	38,508	7,990	2,188

Total	$625,218	$679,989	$232,466

Gross Profit:
United States	$198,869	$212,309	$93,818
Canada	15,219	17,150	12,547
Latin America	41,770	32,480	1,437
Asia Pacific	12,110	6,407	1,605

Total	$267,968	$268,346	$109,407

Identifiable Assets:
United States	$1,703,001	$1,058,332	$915,200
Canada	90,076	85,335	89,578
Latin America	121,872	102,499	142,449
Asia Pacific	38,938	30,999	29,029

Total	$1,953,887	$1,277,165	$1,176,256

12. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended March 31, 2003 and 2002 is as follows (in thousands, except per share data):

	March 31	December 31	September 30	June 30
2003:
Revenue	$154,589	$164,584	$154,582	$151,464
Gross profit	68,682	66,751	64,816	67,718
Net income	6,923	8,583	7,659	10,351
Earnings per common share—basic	$0.23	$0.28	$0.25	$0.34
Earnings per common share—diluted	$0.22	$0.28	$0.25	$0.33
2002:
Revenue	$187,941	$177,379	$174,308	$140,361
Gross profit	69,440	71,255	68,129	59,521
Net income	12,319	13,751	12,793	10,545
Earnings per common share—basic	$0.40	$0.45	$0.42	$0.37
Earnings per common share—diluted	$0.40	$0.45	$0.42	$0.37

13. Extraordinary Losses

        During the year ended March 31, 2001, the Company incurred extraordinary losses of $15.2 million ($9.5 million net of tax) related to its debt restructuring that occurred concurrently with the Company's initial public offering.

14. Other Non-Recurring Charges

        During the year ended March 31, 2001, the Company recorded restructuring charges of $8.7 million ($5.1 million net of tax, or earnings per share of $0.34). The primary components of this charge were costs associated with the early termination of a management agreement in the amount of $6.5 million, a consulting agreement in the amount of $0.3 million, estimated severance for Universal employees terminated or identified as transitional in connection with the Weatherford Global merger in the amount of $0.8 million, fees associated with closing of Universal locations in connection with the Weatherford Global merger in the amount of $0.9 million and other related fees in connection with the Company's initial public offering and concurrent financing transactions in the amount of $0.2 million.

15. Subsequent Events

Tender Offer, Redemption and Senior Notes Financing

        On May 14, 2003, Universal commenced a tender offer to purchase any and all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412% for notes tendered prior to the early expiration date for the tender offer, which was May 20, 2003. Of the $229.8 million aggregate principal amount of 9 7/8% senior discount notes outstanding, $169.2 million principal amount was tendered prior to the early expiration date.

        On May 27, 2003, Universal completed a private offering of $175.0 million aggregate principal amount of 7 1/4% senior notes due 2010. Universal used the net proceeds of the new senior notes offering, together with cash on hand, to pay the purchase price, including the premium, plus accrued and unpaid interest, for the 9 7/8% senior discount notes purchased pursuant to the tender offer.

        On May 27, 2003, pursuant to the terms of the indenture governing the 9 7/8% senior discount notes, Universal called for redemption the remaining $60.6 million principal amount of 9 7/8% senior discount notes outstanding. The redemption price will be equal to 104.938% of the principal amount of the 9 7/8% senior discount notes, plus accrued and unpaid interest to, but not including, the redemption date. The closing of the redemption is scheduled for June 26, 2003 and will be funded with available cash and additional borrowings under Universal's revolving credit facility. As a result of the tender offer and the redemption, Universal expects to retire all of the outstanding 9 7/8% senior discount notes.

Transfer of Tulsa Fabrication Activities to Houston

        On April 28, 2003, we announced the transfer of substantially all of our fabrication activities based in Tulsa, Oklahoma to our existing facility in Houston, Texas. Total consolidation-related costs are expected to be approximately $2 million ($1.2 million after-tax), incurred over the six-month period ending September 30, 2003.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Universal Compression, Inc.

        We have audited the accompanying consolidated balance sheets of Universal Compression, Inc. and subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at E-1, which represents Schedule II to the consolidated financial statements of the Company. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in the year ended March 31, 2002 the Company changed its method of accounting and reporting for goodwill to conform to the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
May 23, 2003

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$71,693	$6,176
Accounts receivable, net of allowance for bad debts of $8,146 and $7,470 as of March 31, 2003 and 2002, respectively	77,565	111,829
Current portion of notes receivable	2,722	3,010
Inventories, net of reserve for obsolescence of $10,468 and $10,537 as of March 31, 2003 and 2002, respectively	91,332	102,748
Current deferred tax asset	10,890	8,360
Other	7,108	19,130

Total current assets	261,310	251,253
Contract compression equipment	1,316,214	618,975
Other property	106,496	84,254
Accumulated depreciation and amortization	(145,916)	(86,647)

Net property, plant and equipment	1,276,794	616,582
Goodwill	387,480	380,328
Notes receivable	2,555	3,222
Other non-current assets	25,367	25,396

Total assets	$1,953,506	$1,276,781

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$43,210	$42,961
Accrued liabilities	55,719	64,947
Current portion of long-term debt and capital lease obligation	4,322	3,801

Total current liabilities	103,251	111,709
Capital lease obligations	3,180	3,634
Long-term debt	937,653	219,327
Non-current deferred tax liability	153,166	131,655
Derivative financial instrument used for hedging purposes	15,404	—
Deferred gain	—	114,261
Other liabilities	1,349	799

Total liabilities	1,214,003	581,385
Commitments and contingencies (Note 9)
Stockholder's equity:
Common stock, $10 par value, 5.0 shares authorized, 4.9 issued and outstanding as of March 31, 2003 and 2002	49	49
Additional paid-in capital	710,349	708,333
Other comprehensive income (loss)	(48,944)	(57,517)
Retained earnings	78,049	44,531

Total stockholder's equity	739,503	695,396

Total liabilities and stockholder's equity	$1,953,506	$1,276,781

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended March 31,
	2003	2002	2001
Revenues:
Domestic contract compression	$265,465	$267,550	$126,686
International contract compression	66,505	60,185	22,549
Fabrication	162,678	211,265	61,779
Aftermarket services	130,570	140,989	21,452

Total revenues	625,218	679,989	232,466

Costs and expenses:
Domestic contract compression—direct costs	95,597	97,658	46,221
International contract compression—direct costs	12,736	16,774	6,124
Fabrication—direct costs	146,603	186,918	52,738
Aftermarket services—direct costs	102,314	110,293	17,976
Depreciation and amortization	63,706	48,600	33,485
Selling, general and administrative	67,944	60,890	21,092
Operating lease expense	46,071	55,401	14,443
Interest expense, net	36,421	23,017	22,622
Foreign currency (gain)/loss	459	(42)	177
Other (income)/expense, net	(1,126)	141	(472)
Other non-recurring charges	—	—	8,699

Total costs and expenses	570,725	599,650	223,105

Income before income taxes and extraordinary items	54,493	80,339	9,361
Income tax expense	20,975	30,931	3,871

Income before extraordinary items	33,518	49,408	5,490
Extraordinary loss, net of $3,979 income tax benefit	—	—	(6,632)

Net income (loss)	$33,518	$49,408	$(1,142)

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the years ended March 31, 2003, 2002 and 2001
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (loss)	Total
Balance, March 31, 2000	$49	$105,131	$(3,735)	—	$101,445

Investment in subsidiary by parent	—	116,815	—	—	116,815
Acquisitions	—	429,661	—	—	429,661
Net loss	—	—	(1,142)	—	(1,142)
Foreign currency translation adjustment	—	—	—	$845	845

Comprehensive loss					(297)

Balance, March 31, 2001	$49	$651,607	$(4,877)	$845	$647,624

Investment in subsidiary by parent	—	36,726	—	—	36,726
Acquisitions	—	20,000	—	—	20,000
Net income	—	—	49,408	—	49,408
Foreign currency translation adjustment	—	—	—	(58,362)	(58,362)

Comprehensive loss					(8,954)

Balance, March 31, 2002	$49	$708,333	$44,531	$(57,517)	$695,396

Investment in subsidiary by parent	—	2,016	—	—	2,016
Net income	—	—	33,518	—	33,518
Foreign currency translation adjustment	—	—	—	9,139	9,139
Interest rate swap loss				(566)	(566)

Comprehensive income					42,091

Balance, March 31, 2003	$49	$710,349	$78,049	$(48,944)	$739,503

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$33,518	$49,408	$(1,142)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	63,706	48,600	33,485
(Gain) loss on asset sales	(741)	(286)	119
Amortization of debt issuance costs	3,670	3,006	1,458
Accretion of discount notes	18,660	20,073	18,521
Increase (decrease) in deferred taxes	18,058	20,827	109,883
(Increase) decrease in other assets	12,913	21,225	(14,525)
(Increase) decrease in receivables	37,105	(10,404)	(26,239)
(Increase) decrease in inventories	11,871	40,048	(19,272)
Increase (decrease) in accounts payable	(2,004)	(44,947)	23,591
Increase (decrease) in accrued liabilities	(10,604)	(15,713)	(32,555)
Increase (decrease) in payable to parent	—	—	(1,288)
Other	—	—	845

Net cash provided by operating activities	186,152	131,837	92,881

Cash flows from investing activities:
Additions to property, plant and equipment	(120,751)	(188,019)	(68,006)
Acquisition of Weatherford Global	—	—	(409,423)
Other acquisitions, net of cash received	(1,536)	(160,021)	(55,338)
Proceeds from sale of property, plant and equipment	14,583	187,784	529,449

Net cash used in investing activities	(107,704)	(160,256)	(3,318)

Cash flows from financing activities:
Principal repayments of long-term debt	(5,818)	(7,401)	(74,626)
Net repayment under revolving line of credit	—	—	(97,408)
Net proceeds (repayment) on sale-leaseback of vehicles	(2,800)	(2,878)	(1,484)
Net proceeds (repayment) of financing lease	—	—	(10,580)
Investment in subsidiary to parent	2,016	36,726	116,815
Debt issuance costs	(5,009)	(4,131)	(11,404)
Operating lease facilities	(1,320)	—	—

Net cash provided by (used in) financing activities	(12,931)	22,316	(78,687)

Net increase (decrease) in cash and cash equivalents	65,517	(6,103)	10,876
Cash and cash equivalents at beginning of period	6,176	12,279	1,403

Cash and cash equivalents at end of period	$71,693	$6,176	$12,279

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,553	$4,073	$4,115

Cash paid for operating leases	$41,171	$54,301	$7,798

Cash paid for income taxes	$2,572	$1,346	$1,543

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

        Universal Compression, Inc. was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. Upon completion of the acquisition on February 20, 1998, TCS changed its name to Universal Compression, Inc. ("Universal"). Universal is a wholly owned subsidiary of Universal Compression Holdings, Inc. ("Holdings").

        Since Holdings' initial public offering in 2000, Universal has completed several acquisitions. Universal's completed acquisitions include Gas Compression Services, Inc. ("GCSI") in September 2000, Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global") and ISS Compression ("IEW") in February 2001, Compressor System International, Inc. ("CSII") in April 2001, KCI, Inc. ("KCI") and Louisiana Compressor Maintenance ("LCM") in July 2001, and Technical Compression Service, Inc. ("TCSI") in October 2001. GCSI added approximately 138,000 horsepower to Universal's fleet and provided it with an increased customer base, additional market segments and additional fabrication capabilities. Weatherford Global added approximately 950,000 horsepower, which expanded both Universal's domestic and international presence and more than doubled Universal's size at the time. IEW added approximately 26,000 horsepower to Universal's fleet, as well as important offshore Gulf of Mexico service capabilities. CSII added approximately 34,000 horsepower in the aggregate to Universal's fleet in Mexico and Argentina. KCI added approximately 125,000 horsepower to Universal's domestic fleet as well as significant fabrication expertise and capabilities, and expertise in the pipeline compression and related natural gas markets. LCM added to Universal's ability to be a supplier of maintenance, repair, and overhaul and upgrade services to natural gas pipeline and related markets. TCSI added to Universal's compression parts and service capabilities for the natural gas producing industry as well as the refinery and petrochemical industries.

Nature of Operations

        Universal is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2003 of approximately 7,400 compressor units comprising approximately 2.3 million horsepower. Universal provides a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

Principles of Consolidation

        The accompanying consolidated financial statements include Universal and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Use of Estimates

        In preparing Universal's financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Cash and Cash Equivalents

        Universal considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

Revenue Recognition

        Revenue is recognized by Universal's four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists, (b) delivery has occurred or services have been rendered, (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured.

        Revenue from contract compression services is recorded when earned over the period of service and maintenance contracts which generally range from one month to several years. Aftermarket services revenue is recorded as products are delivered or services are performed for the customer.

        Fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months.

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in international locations including Canada, Latin America and Asia Pacific. Universal reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of Universal's revenues. For the years ended March 31, 2003, 2002 and 2001, Universal wrote off bad debts, net of recoveries totaling $3.7 million, $0.09 million, and $0.08 million respectively.

Inventories

        Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

Properties and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. The study was finalized in the fourth quarter of fiscal year 2003, based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had Universal depreciated all compression equipment recorded and consolidated in its balance sheet as of December 31, 2002 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been approximately $5.6 million higher and would have decreased net income by approximately $3.4 million for the fiscal year ended March 31, 2003. The estimated useful lives as of March 31, 2003 were as follows:

Buildings	20-35 years
Compression equipment	15-30 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of 6.5 years. Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $62.1 million, $48.3 million and $29.9 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. Universal has not recognized any impairment losses for any of the periods presented.

Goodwill

        Goodwill represents the purchase price of an acquired entity in excess of the fair market value assigned to its assets and liabilities. Through March 31, 2001 goodwill was amortized on a straight-line basis over 40 years. Effective April 1, 2001 Universal discontinued amortization of goodwill with Universal's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

        The following table sets forth adjusted net income as if SFAS No. 142 had been effective and Universal adopted it on April 1, 2000 (in thousands):

	For the Year Ended March 31,
	2003	2002	2001
Reported net income (loss)	$33,518	$49,408	$(1,142)
Add back: Goodwill amortization	—	—	2,085

Adjusted net income (loss)	$33,518	$49,408	$943

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $22.3 million and $19.6 million at March 31, 2003 and 2002, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

Income Taxes

        Universal accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Universal's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

        Universal provides contract compression services to a global market. As such, Universal is subject to taxation not only in the United States but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future taxable income, which in turn determines the realizability of its deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

        Additionally, Universal must consider any prudent and feasible tax planning strategies that would minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. The principal tax planning strategy available to Universal relates to the permanent reinvestment of the earnings of foreign subsidiaries. The assumptions related to the permanent reinvestment of the foreign earnings are analyzed and reviewed annually for changes in Univeral's international and domestic business outlook.

Foreign Currency Translation

        The majority of Universal's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholder's equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations.

        For those foreign subsidiaries that have designated the United States Dollar as the functional currency, gains and losses resulting from financial statement translation of foreign operations are included in the consolidated statements of operations as incurred.

        Currency transaction gains and losses are reflected in Universal's consolidated statements of operations during the period incurred.

Fair Value of Financial Instruments

        Universal's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of Universal's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the senior discount notes was approximately $241.2 million and $253.7 million, as compared to a carrying amount of $229.8 million and $215.9 million at March 31, 2003 and 2002, respectively. The fair value of the senior notes was approximately $479.3 million as compared to a carrying amount of $450.0 million at March 31, 2003. The carrying amounts of $82.2 million for the term loan and $175 million for the notes under the ABS operating lease facility approximate the fair values. The estimated fair value amounts have been determined by Universal using appropriate valuation methodologies and information available to management as of March 31, 2003 based on the quoted market price from brokers of these notes.

Hedging and Use of Derivative Instruments

        Universal utilizes interest rate swaps to minimize interest rate exposure on the $200 million asset-backed securitization operating lease facility. The swaps are not used for trading or speculative purposes. The fair value of the interest rate swap was a loss of $15.4 million as of March 31, 2003.

        In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," Universal records these interest rate swaps on the balance sheet as either assets or liabilities measured at their fair value. These instruments qualify for hedge accounting as they reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. All of the interest rate instruments utilized are placed with a large creditworthy financial institution. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, Universal would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swaps are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principle Board Opinion No. 30, while retaining many of the requirements of those two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 does not materially change the methods used by Universal to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations. SFAS No. 144 was effective for Universal on April 1, 2002. Based on Universal's review of SFAS No. 144, no impairment existed as of March 31, 2003.

        In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires, among other things, gains or losses of extinguishments of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions." Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for Universal on April 1, 2003 and provisions affecting SFAS No. 13 are effective for transactions occurring after May 15, 2002. Universal did not early adopt the provisions for SFAS 145 for the year ended March 31, 2003. Had Universal early adopted SFAS 145 in fiscal year 2003, the extinguishment of debt recorded in fiscal year 2001 would be reclassified to a separate component of income before income taxes.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires the recognition of costs associated with the exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. This Statement replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", which required the recognition of costs at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Universal will record any costs associated with exit or disposal activities in accordance with this new guidance when applicable.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. FIN 45 also requires additional disclosures about guarantees in the interim and annual financial statements. The provisions of FIN 45 related to initial recognition and measurement of guarantee agreements were effective for any guarantees issued or modified after December 31, 2002. The adoption of these recognition and measurement provisions did not have any impact on Universal's consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation becomes effective July 1, 2003. Universal does not believe the new interpretation will have any impact on its consolidated statement of operations, cash flows, or financial position.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Universal will adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. Universal is currently evaluating the impact that SFAS No. 149 will have on its financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. Universal is currently evaluating the impact that SFAS No. 150 will have on its financial statements.

2. Goodwill

        Universal's acquisitions described in footnote 1 were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS 142.

        The changes in the carrying amount of goodwill from March 31, 2002 to March 31, 2003, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2002	$265,866	$40,390	$45,234	$28,838	$380,328
Acquisitions			768		768
Purchase adjustments and other	(4,345)	7,976	321	204	4,156
Impact of foreign currency translation	—	2,228	—	—	2,228

Balance as of March 31, 2003	$261,521	$50,594	$46,323	$29,042	$387,480

        During the fourth quarter of fiscal year 2003, Universal performed an impairment analysis on goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2003	2002
Raw materials	$73,827	$78,265
Work-in-progress	22,516	23,985
Finished goods	5,457	11,035

Total inventories	101,800	113,285
Reserve	(10,468)	(10,537)

Inventories, net	$91,332	$102,748

4. Long-Term Debt

        Universal's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2003	2002
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $0 and $18,835 at March 31, 2003 and 2002, respectively, unsecured.	$229,750	$215,915
Senior notes due February 2008, bearing interest at 8 7/8% per annum, payable semiannually on February 15 and August 15	450,000	—
Term loan of $82.2 million due February 2008, currently bearing interest at a variable rate of LIBOR, (1.25% at March 31, 2003) plus 3.25% due quarterly	82,181	—
Notes under the ABS operating lease facility are due January 2023, bearing interest at a variable rate of LIBOR, which is effectively fixed through the use of interest rate swaps at a weighted average rate of 5.5%, plus 1.27% due monthly.	175,000	—
Other	3,806	3,773

Total debt	940,737	219,688
Less current maturities	3,084	361

Total long-term debt	$937,653	$219,327

        On February 20, 1998, Universal issued $242.5 million of its 9 7/8% senior discount notes due February 15, 2008 in a private placement. The 9 7/8% senior discount notes were offered at a substantial discount from their principal amount. Universal subsequently exchanged the notes for publicly tradable notes pursuant to a registered exchange offer under the Securities Act. As of March 31, 2003, approximately $229.8 million aggregate principal amount of 9 7/8% senior discount notes was outstanding. See Footnote 14, "Subsequent Events," for a discussion of the tender offer and redemption of these 9 7/8% senior discount notes.

        In connection with the Weatherford Global acquisition, on February 9, 2001, Universal raised $427 million under a seven-year term senior secured notes operating lease facility (the "high-yield operating lease facility") funded primarily through an offering of $350 million of 8 7/8% senior secured notes due 2008 by an unaffiliated special operating entity that is the lessor under the operating lease plus approximately $64 million in borrowings under a term loan and approximately $13 million in proceeds from an equity investment in the lessor. On October 23, 2001, Universal increased the high-yield operating lease facility by $122 million, which was funded through the unaffiliated entity's offering of an additional $100 million of 8 7/8% senior secured notes due 2008, together with an $18.3 million increase in its borrowings under an existing term loan and an additional $3.7 million equity investment in the entity that is the lessor under the operating lease. The net proceeds from the sale of equipment under the addition to the high-yield operating lease facility were used to repay all of the outstanding indebtedness under the revolving credit facility, with the remaining proceeds used to repay a portion of the obligations under the asset-backed securitization operating lease facility discussed below and for general corporate purposes.

        Also, in February 2001, Universal entered into a $125 million secured revolving credit facility and a $200 million asset-backed securitization operating lease facility (the "ABS operating lease facility"). The proceeds received in February 2001 from the high-yield operating lease facility and the ABS operating lease facility were used to restructure previous operating lease obligations and refinance certain existing indebtedness of Universal and Weatherford Global.

        Universal's senior secured credit agreement ("Credit Agreement") provides for up to $125 million under the revolving credit facility, which includes a sub-limit for letters of credit. The revolver bears interest at Universal's option of a base rate or LIBOR plus, in each case, a variable amount depending on its operating results.

        The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to Holdings in any given fiscal year. In addition, Universal has substantial dividend payment restrictions under the indenture related to the senior discount notes. Universal was in compliance with all such covenants and limitations at March 31, 2003 and 2002. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

        On December 31, 2002, Universal purchased all of the equity in the lessor under the high-yield operating lease facility for $16.7 million, plus accrued and unpaid preferred return on the equity. As a result of this equity investment by Universal in the lessor, the lessor became a fully consolidated entity of Universal as of December 31, 2002.

        Also on December 31, 2002, Universal completed the process of having a nationally recognized insurance company provide to the holder of notes associated with the ABS operating lease facility a policy guaranteeing the payment of the principal and interest on the notes and obtaining a credit rating on the notes by Standard & Poor's and Moody's Investors Service. With the policy, the rating agencies rated the underlying notes "AAA" and "Aaa," respectively, resulting in a lower interest rate for the notes. Concurrently with the credit rating process, the equity in the lessor was reduced and Universal no longer considers the remaining outstanding equity of the lessor as comparable to that expected for a substantive business involved in similar leasing transactions with similar risks and rewards. Therefore, the lessor became a fully consolidated entity of Universal as of December 31, 2002. Further, concurrently with the credit rating process, the outstanding debt under the ABS operating lease facility was increased from $159.5 million to $175 million at December 31, 2002.

        As a result of the changes in the high-yield and ABS operating lease facilities discussed in this Note 4 and consistent with the purchase accounting rules set forth in SFAS No. 141, "Business Combinations," Universal recorded in its consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swaps pertaining to the ABS operating lease facility (see Note 7 for discussion of interest rate swaps). Additionally, upon consolidation of the lessors of these operating lease facilities, the deferred gain previously recorded was eliminated.

        Universal guaranteed certain of the obligations under the operating lease facilities. The high-yield operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor under that facility. The ABS operating lease facility is collateralized by a first priority security interest in all of the assets owned by the lessor and lessee under that facility. The assets owned by the lessee, a wholly owned subsidiary of Universal, were transferred to the lessee from Universal. As discussed above, the assets related to the high-yield and ABS operating lease facilities are included in the consolidated balance sheet.

        The results of operations through December 31, 2002 includes operating lease expense since prior to this date, the lessors under the operating leases were unaffiliated entities of Universal.

        Maturities of long-term debt as of March 31, 2003 are as follows (in thousands):

2004	$3,084
2005	16,190
2006	16,213
2007	16,236
2008	778,192
Thereafter	110,822

Total	$940,737

5. Capital Leases

        Properties and equipment at March 31, 2003 and 2002 include the following amounts for capitalized leases (in thousands):

	For the Year Ended March 31,
	2003	2002
Compression equipment	$3,546	$11,809
Furniture and fixtures	2,556	—

Less accumulated depreciation	(534)	(1,844)

Net assets under capital leases	$5,568	$9,965

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2003 are as follows (in thousands):

2004	$1,539
2005	2,363
2006	654
2007	110
2008	274
Thereafter	—

Total minimum lease payments	$4,940

Less imputed interest costs	(522)

Present value of net minimum lease payments	$4,418

6. Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	2003	2002	2001
Current:
Foreign	$4,142	$6,664	$1,771
Deferred:
Federal	13,624	25,157	2,426
State	1,551	272	320
Foreign	1,658	(1,162)	(646)

Total	$20,975	$30,931	$3,871

        A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Income tax expense (benefit) at statutory rate	$19,071	$28,119	$3,276
State taxes	1,008	177	232
Foreign taxes	149	2,491	(28)
Non-deductible expenses and other	747	144	391

Total	$20,975	$30,931	$3,871

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$112,970	$92,479
Accrued reserves	1,647	2,730
Inventory reserves and unicap	—	3,642
Foreign tax credit	1,779	1,779
Other	3,277	11,388

Total	119,673	112,018
Valuation allowance	(1,779)	(1,779)

Total	117,894	110,239

Deferred tax liabilities:
Depreciation differences on properties and equipment	(254,830)	(222,653)
Other	(5,340)	(10,881)

Total	(260,170)	(233,534)

Net deferred tax liability	$(142,276)	$(123,295)

        A valuation allowance was established at March 31, 2000 against Universal's deferred tax assets related to foreign tax credits. Universal believes that it is probable that all other deferred tax assets will be realized on future tax returns, primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences.

        At March 31, 2003, Universal had net operating loss ("NOL") carryforwards of approximately $323.2 million available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2007	$629
2008	1,849
2009	1,943
2010	953
2011	—
2018	4,562
2019	34,784
2020	58,790
2021	58,740
2022	85,394
2023	75,567

Total	$323,211

7. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized in the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of March 31, 2003 Universal had interest rate swaps to convert variable interest payments related to the $175 million under the ABS operating lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the operating lease facility became a consolidated entity and the swaps were included in Universal's consolidated financial statements. In accordance with SFAS No. 133, Universal recorded a $15.4 million noncurrent liability related to the derivative instrument. Consistent with accounting rules discussed in SFAS No. 141, "Business Combinations," the offsetting amount was recorded as an increase to the value of property, plant and equipment.

        The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values subsequent to March 31, 2003 will be recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, Universal currently does not expect any ineffectiveness.

        The counterparty to Universal's interest rate swap agreements is a major international financial institution. Universal continually monitors the credit quality of this financial institution and does not expect non-performance by it.

8. Employee Benefits

        Universal has a defined contribution 401(k) plan covering substantially all employees. Universal makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. In September 2001, Universal amended Universal's 401(k) plan for all domestic employees. The amended plan allows Universal to make matching contributions in the form of Company stock, instead of cash. For the fiscal year ended 2002, the Company's cash and stock contributions to the plan were approximately $0.5 and $0.8 million, respectively. For the fiscal year ended 2003, the Company's stock contributions to the plan were approximately $1.6 million.

        The Employee Stock Purchase Plan ("ESPP") is intended to encourage employees to participate in Universal's growth by providing them the opportunity to acquire a proprietary interest in the Company's long-term performance and success through the purchase of shares of common stock at a price possibly less than fair market value. In 2001, the Company's stockholders approved the ESPP, under which 250,000 shares of the Holdings' common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her salary to purchase shares of Company stock at a price equal to 85 to 100% of the fair market value of the stock as of the first day of the quarter or the last day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At March 31, 2003, 170,153 shares remained available for sale under the ESPP. During 2003 and 2002, $0.8 million and $0.2 million were charged to expense relating to the ESPP.

        Universal utilizes grants of restricted stock as long-term compensation for its executive officers. Universal's restricted stock plan provides for the award of up to 200,000 shares of Holdings' common stock to certain officers and key employees. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the restricted stock plan. The unearned compensation is shown as a reduction on stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period of five years. During fiscal years ending March 31, 2003 and 2002, $0.3 million and $0.4, respectively, were charged to expense relating to the restricted stock plan. The weighted average share price during 2003 was $17.00 compared to $28.55 in 2002. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

        The Employees' Supplemental Savings Plan, (the "ESSP") provides executive officers the opportunity to defer up to 25% of their compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. The Company matches 50% of the first 6% of compensation, excluding any bonus deferred. The vesting periods are generally the same as the 401(k) plan. Prior to September 1, 2002, Universal's matching contributions were in the form of cash. Since September 1, 2002, Universal's matching contributions related to the Employees' Supplemental Savings Plan have been in the form of Holdings' common stock. During 2003 and 2002, amounts charged to expense relating to the ESSP were insignificant.

9. Commitments and Contingencies

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on Universal's financial position, operating results or cash flows.

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. Under the terms of that sale, Weatherford Global agreed to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. Universal assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2003, approximately $25 million of components and approximately $11 million of parts have been purchased from GEPP. We have not satisfied in full our purchase commitment in respect of components for the 2002 contract year under this agreement with GEPP. The unsatisfied portion of this commitment is approximately $5 million. GEPP could assert its right to enforce this obligation. However, GEPP has not indicated any interest to seek to enforce this part of the purchase obligation at this time. The parties have undertaken to renegotiate this agreement.

        Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position or operating results.

10. Industry Segments and Geographic Information

        Universal has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of Universal's international rental and maintenance operations (including Canada). The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that Universal uses in its contract compression fleet. The aftermarket services segment sells parts and components, and provides maintenance to customers who own compression equipment, customers who utilize equipment in Universal's contract compression fleet and customers who lease equipment from Universal's competitors. Fabrication and aftermarket services revenues presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on gross profit. Gross profit is defined as total revenue less direct costs. Universal has no material sales between segments, and accordingly, there are no inter-segment revenues to be reported.

        The following table presents revenues, gross profits and total assets by industry segment for the fiscal years ended March 31, 2003, 2002 and 2001 (in thousands):

	Fiscal Years Ended
	2003	2002	2001
Revenues:
Domestic contract compression	$265,465	$267,550	$126,686
International contract compression	66,505	60,185	22,549
Fabrication	162,678	211,265	61,779
Aftermarket services	130,570	140,989	21,452

Total	$625,218	$679,989	$232,466

Gross Profit:
Domestic contract compression	$169,868	$169,892	$80,465
International contract compression	53,769	43,411	16,425
Fabrication	16,075	24,347	9,041
Aftermarket services	28,256	30,696	3,476

Total	$267,968	$268,346	$109,407

Identifiable Assets:
Domestic contract compression	$1,496,850	$808,200	$771,059
International contract compression	209,141	206,610	178,718
Fabrication	103,468	115,877	88,170
Aftermarket services	144,047	146,094	133,587

Total	$1,953,506	$1,276,781	$1,171,534

        No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

        The following table illustrates revenues, gross profit and total assets by geographic locations for the year ended March 31, 2003 (in thousands):

	Fiscal Years Ended
	2003	2002	2001
Revenues:
United States	$449,480	$524,475	$196,957
Canada	74,293	91,615	9,495
Latin America	62,937	55,909	23,826
Asia Pacific	38,508	7,990	2,188

Total	$625,218	$679,989	$232,466

Gross Profit:
United States	$198,869	$212,309	$93,818
Canada	15,219	17,150	12,547
Latin America	41,770	32,480	1,437
Asia Pacific	12,110	6,407	1,605

Total	$267,968	$268,346	$109,407

Identifiable Assets:
United States	$1,702,620	$1,057,947	$910,478
Canada	90,076	85,336	89,578
Latin America	121,872	102,499	142,449
Asia Pacific	38,938	30,999	29,029

Total	$1,953,506	$1,276,781	$1,171,534

11. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended March 31, 2003 and 2002 is as follows (in thousands):

	March 31	December 31	September 30	June 30
2003:
Revenue	$154,589	$164,584	$154,582	$151,464
Gross profit	68,682	66,751	64,816	67,718
Net income	6,923	8,583	7,659	10,351
2002:
Revenue	$187,941	$177,379	$174,308	$140,361
Gross profit	69,440	71,255	68,129	59,521
Net income	12,319	13,751	12,793	10,545

12. Extraordinary Losses

        During the year ended March 31, 2001, Universal incurred extraordinary losses of $10.6 million ($6.6 million net of tax) related to its debt restructuring that occurred concurrently with Holdings' initial public offering.

13. Other Non-Recurring Charges

        During the year ended March 31, 2001, Universal recorded restructuring charges of $8.7 million ($5.1 million net of tax). The primary components of this charge were costs associated with the early termination of a management agreement in the amount of $6.5 million, a consulting agreement in the amount of $0.3 million, estimated severance for Universal employees terminated or identified as transitional in connection with the Weatherford Global merger in the amount of $0.8 million, fees associated with closing of Universal locations in connection with the Weatherford Global merger in the amount of $0.9 million and other related fees in connection with Holdings' initial public offering and concurrent financing transactions in the amount of $0.2 million.

14. Subsequent Events

Tender Offer, Redemption and Senior Notes Financing

        On May 14, 2003, Universal commenced a tender offer to purchase any and all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412% for notes tendered prior to the early expiration date for the tender offer, which was May 20, 2003. Of the $229.8 million aggregate principal amount of 9 7/8% senior discount notes outstanding, $169.2 million principal amount was tendered prior to the early expiration date.

        On May 27, 2003, Universal completed a private offering of $175.0 million aggregate principal amount of 7 1/4% senior notes due 2010. Universal used the net proceeds of the new senior notes offering, together with cash on hand, to pay the purchase price, including the premium, plus accrued and unpaid interest, for the 9 7/8% senior discount notes purchased pursuant to the tender offer.

        On May 27, 2003, pursuant to the terms of the indenture governing the 9 7/8% senior discount notes, Universal called for redemption the remaining $60.6 million principal amount of 9 7/8% senior discount notes outstanding. The redemption price will be equal to 104.938% of the principal amount of the 9 7/8% senior discount notes, plus accrued and unpaid interest to, but not including, the redemption date. The closing of the redemption is scheduled for June 26, 2003 and will be funded with available cash and additional borrowings under Universal's revolving credit facility. As a result of the tender offer and the redemption, Universal expects to retire all of the outstanding 9 7/8% senior discount notes.

Transfer of Tulsa Fabrication Activities to Houston

        On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Total consolidation-related costs are expected to be approximately $2 million ($1.2 million after-tax), incurred over the six-month period ending September 30, 2003.

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.

SCHEDULE II—

VALUATION AND QUALIFYING ACCOUNTS

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Collections/ Deductions(2)	Acquired Allowances(3)	Balance at Close of Period
	(In thousands)
2003 Allowance for doubtful accounts	$7,470	$4,981	$(4,305)	—	$8,146
2002 Allowance for doubtful accounts	$2,771	$2,349	$(94)	$2,444	$7,470
2001 Allowance for doubtful accounts	$227	$235	$(77)	$2,386	$2,771

(1)
Amounts accrued for uncollectibility

(2)
Uncollectible accounts written off, net of recoveries

(3)
Amounts recorded on balance sheets of acquired companies

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Inventory Write-offs(2)	Acquired Reserves/ (Deductions)(3)	Balance at Close of Period
	(In thousands)
2003 Reserve for inventory obsolescence	$10,537	$3,856	$(3,925)	—	$10,468
2002 Reserve for inventory obsolescence	$17,607	$475	$(2,522)	$(5,023)	$10,537
2001 Reserve for inventory obsolescence	$1,005	—	$(587)	$17,189	$17,607

(1)
Amounts accrued for inventory obsolescence

(2)
Amounts written-off for inventory obsolescence

(3)
Amounts recorded related to acquired companies

E-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2003.

UNIVERSAL COMPRESSION HOLDINGS, INC.
By:	/s/ STEPHEN A. SNIDER Stephen A. Snider President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Snider, Ernie L. Danner, J. Michael Anderson and D. Bradley Childers, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on June 17, 2003.

Signature	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DENNIS S. BALDWIN Dennis S. Baldwin	Controller (Principal Accounting Officer)
/s/ ERNIE L. DANNER Ernie L. Danner	Executive Vice President and Director
/s/ THOMAS C. CASE Thomas C. Case	Director
/s/ JANET F. CLARK Janet F. Clark	Director

/s/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	Director
/s/ URIEL E. DUTTON Uriel E. Dutton	Director
/s/ LISA W. RODRIGUEZ Lisa W. Rodriguez	Director
/s/ WILLIAM M. PRUELLAGE William M. Pruellage	Director
/s/ SAMUEL URCIS Samuel Urcis	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2003.

UNIVERSAL COMPRESSION, INC.
By:	/s/ STEPHEN A. SNIDER Stephen A. Snider President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on June 17, 2003.

Signature	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DENNIS S. BALDWIN Dennis S. Baldwin	Controller (Principal Accounting Officer)
/s/ ERNIE L. DANNER Ernie L. Danner	Director

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.13a-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Snider, certify that:

        1.     I have reviewed this annual report on Form 10-K of Universal Compression Holdings, Inc. (the "registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ STEPHEN A. SNIDER Name: Stephen A. Snider Title: Chief Executive Officer

UNIVERSAL COMPRESSION HOLDINGS, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.13a-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Anderson, certify that:

        1.     I have reviewed this annual report on Form 10-K of Universal Compression Holdings, Inc. (the "registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ J. MICHAEL ANDERSON Name: J. Michael Anderson Title: Chief Financial Officer

UNIVERSAL COMPRESSION, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen A. Snider, certify that:

        1.     I have reviewed this annual report on Form 10-K of Universal Compression, Inc. (the "registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ STEPHEN A. SNIDER Name: Stephen A. Snider Title: Chief Executive Officer

UNIVERSAL COMPRESSION, INC.
CERTIFICATION PURSUANT TO
17 CFR 240.15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Anderson, certify that:

        1.     I have reviewed this annual report on Form 10-K of Universal Compression, Inc. (the "registrant");

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003	/s/ J. MICHAEL ANDERSON Name: J. Michael Anderson Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 23, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Weatherford International, Inc., WEUS Holding, Inc. and Enterra Compression Company (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 26, 2000).
3.1	Restated Certificate of Incorporation of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3.2	Restated Bylaws of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
9 7/8% Senior Discount Notes due 2008
4.1	Indenture, dated February 20, 1998, between Universal Compression, Inc. (as successor to TW Acquisition Corporation) and the United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.3 of Universal Compression, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 19, 1998 (File No. 333-48279)).
4.2	First Supplemental Indenture, dated May 9, 2000, between Universal Compression, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.7 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
4.3	Second Supplemental Indenture, dated May 30, 2000, by and among Universal Compression, Inc., Universal Compression Holdings, Inc. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
4.4	Third Supplemental Indenture, dated October 15, 2000, by and among Universal Compression, Inc., Gas Compression Finance Corporation, G.C.S. Distributing L.L.C., Gas Compression Realty L.L.C. and United States Trust Company of New York, as Trustee, with respect to the 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
4.5	Specimen of Universal Compression, Inc.'s (as successor to TW Acquisition Corporation) 9 7/8% Senior Discount Notes due 2008 (incorporated by reference to Exhibit 4.2 of Universal Compression, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 19, 1998 (File No. 333-48279)).
4.6*	Notice of Redemption of Universal Compression, Inc.'s 9 7/8% Senior Discount Notes due 2008, dated May 27, 2003.
8 7/8% Senior Secured Notes due 2008
4.7	Indenture, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
4.8	First Supplemental Indenture, dated September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
ABS Operating Lease Facility

4.9	Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.10	Series 2002-1 Supplement, dated December 31, 2002, to Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
7 1/4% Senior Notes due 2010
4.11*	Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee.
4.12*	Specimen of Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010 (included as Exhibit 1 to Exhibit 4.11 hereof and incorporated herein by reference).
Senior Secured Notes Operating Lease Facility
10.1	Equipment Lease Agreement, dated February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.2	First Amendment to Equipment Lease Agreement, dated October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.3	Second Amendment to Equipment Lease Agreement, dated November 20, 2002, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.4	First Amended and Restated Participation Agreement, dated October 15, 2001, among Universal Compression, Inc., as Lessee; Universal Compression Holdings, Inc., as Guarantor; BRL Universal Compression Equipment 2001 A, L.P., as Lessor; the financial institutions listed on the signature pages as Tranche B Lenders; The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders; BRL Universal Equipment Management, Inc., as Lessor General Partner; Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders; Deutsche Banc Alex. Brown Inc., as Arranger; The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders; Bank One, N.A., as Documentation Agent for Tranche B Lenders; and First Union National Bank, as Managing Agent; with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.5	Participation Agreement Supplement No. 1, dated October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, and The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).

10.6	First Amendment to First Amended and Restated Participation Agreement, dated November 20, 2002, among Universal Compression, Inc., BRL Universal Equipment 2001 A, L.P. and Deutsche Bank Trust Company Americas, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.7	Tranche B Loan Agreement, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and the Tranche B Lenders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302) ).
10.8	First Amendment to Tranche B Loan Agreement, dated October 15, 2001, among BRL Universal Equipment 2001 A, L.P. and Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.9	Engagement and Indemnity Letter, dated February 9, 2001 among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp., with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.12 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
ABS Lease Facility
10.10	Master Equipment Lease Agreement, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.11	Guaranty, dated December 31, 2002, made by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.12	Management Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.13	Back-up Management Agreement, dated December 31, 2002, among Caterpillar Inc., UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Universal Compression, Inc., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.14	Head Lessee Security Agreement, dated December 31, 2002, between UCO Compression 2002 LLC, as Grantor and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.7 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.15	Intercreditor and Collateral Agency Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., Wells Fargo Bank Minnesota, National Association, Wachovia Bank, National Association and Bank One, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.16	Insurance and Indemnity Agreement, dated December 31, 2002, by and among Ambac Assurance Corporation, BRL Universal Compression Funding I 2002, L.P., Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
Bank Agreements
10.17	Senior Secured Revolving Credit Agreement, dated February 9, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.18	First Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated October 15, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.19	Second Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated September 30, 2002, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.20	Guaranty and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. and in favor of First Union National Bank, as Administrative Agent, dated February 9, 2001 (incorporated by reference to Exhibit 10.8tfo Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.21	Security Agreement (Pledge and Assignment), dated February 9, 2001, between Universal Compression International, Inc. and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
Executive Compensation Plans and Arrangements
10.22†	Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.23†	Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.24†	Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.25†	Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).
10.26†	Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.27†	Form of Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors (incorporated by reference to Exhibit 10.30 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.28*†	Form of Stock Option Agreement under the Incentive Stock Option Plan for employees.
10.29†	Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).

10.30†	Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.31†	Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.32†	Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.33†	Amendment Number One to Employees' Supplemental Savings Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.53 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).
10.34†	Amendment Number Two to Employees' Supplemental Savings Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.35*†	Amendment Number Three to Employees' Supplemental Savings Plan, dated September 1, 2002.
10.36†	Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.37†	Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).
10.38†	Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.39†	Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.40†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.41*†	Involuntary Termination Agreement, dated October 25, 2001, by and between Universal Compression, Inc. and Richard Leong.
Registration Rights Agreements
10.42	Registration Rights Agreement, dated February 9, 2001, by and between Universal Compression Holdings, Inc. and WEUS Holding, Inc. (incorporation by reference to Exhibit 4.3 to Universal Compression Holdings, Inc.'s Quarterly Report of Form 10-Q for the quarter ended December 31, 2000).
10.43*	Registration Rights Agreement, dated May 27, 2003, by and among Universal Compression, Inc. and the parties listed as signatories thereto, with respect to Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010.
10.44	Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.45	Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.46	Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.
24.1*	Powers of attorney (set forth on the signature page hereof).
99.1*	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.

QuickLinks

Table of Contents
PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA UNIVERSAL COMPRESSION HOLDINGS, INC.
SELECTED HISTORICAL FINANCIAL DATA UNIVERSAL COMPRESSION, INC.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNIVERSAL COMPRESSION, INC.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Company
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
  ITEM 15. Principal Accountant Fees and Services
PART IV
  ITEM 16. Exhibits, Financial Statement Schedules and Reports On Form 8-K
EXHIBIT INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY For the years ended March 31, 2003, 2002 and 2001 (In thousands)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
UNIVERSAL COMPRESSION, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNIVERSAL COMPRESSION HOLDINGS, INC. UNIVERSAL COMPRESSION, INC. SCHEDULE II— VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
UNIVERSAL COMPRESSION HOLDINGS, INC. CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION HOLDINGS, INC. CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION, INC. CERTIFICATION PURSUANT TO 17 CFR 240.15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UNIVERSAL COMPRESSION, INC. CERTIFICATION PURSUANT TO 17 CFR 240.15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX