Form 10-Q
period 2003-09-30
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2003-11-12
CIK 1057233, 1057234

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Numbers: 001-15843
                                      333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.

(Exact name of registrants as specified in their charters)

DELAWARE TEXAS (States or Other Jurisdictions of Incorporation of Organization)	13-3989167 74-1282680 (I.R.S. Employer Identification Nos.)
4444 BRITTMOORE ROAD HOUSTON, TEXAS (Address of Principal Executive Offices)	77041 (Zip Code)

(713) 335-7000
(Registrants' telephone number, including area code)

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

        Yes ☒    No ☐

        Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☒    No ☐ (Universal Compression Holdings, Inc.)

        Yes ☐    No ☒ (Universal Compression, Inc.)

UNIVERSAL COMPRESSION, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

As of November 7, 2003, there were 31,012,244 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$43,636	$71,693
Accounts receivable, net of allowance for bad debts of $7,832 and $8,146 as of September 30, 2003 and March 31, 2003, respectively	92,758	77,565
Current portion of notes receivable	1,272	2,722
Inventories, net of reserve for obsolescence of $12,545 and $10,468 as of September 30, 2003 and March 31, 2003, respectively	91,215	91,332
Current deferred tax asset	10,890	10,890
Other	7,933	7,258

Total current assets	247,704	261,460
Contract compression equipment	1,334,065	1,316,214
Other property	112,552	106,496
Accumulated depreciation and amortization	(183,410)	(145,916)

Net property, plant and equipment	1,263,207	1,276,794
Goodwill	389,622	387,711
Notes receivable	1,975	2,555
Other non-current assets	26,018	25,367

Total assets	$1,928,526	$1,953,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$44,682	$43,210
Accrued liabilities	66,108	55,523
Current portion of long-term debt and capital lease obligations	13,264	4,322

Total current liabilities	124,054	103,055
Capital lease obligations	1,496	3,180
Long-term debt	874,913	937,653
Non-current deferred tax liability	149,087	148,795
Derivative financial instrument used for hedging purposes	14,299	15,404
Other liabilities	1,811	1,349

Total liabilities	1,165,660	1,209,436
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	308	308
Treasury stock	(11)	(17)
Additional paid-in capital	725,681	724,491
Deferred compensation	(1,697)	(2,009)
Other comprehensive loss	(39,368)	(48,944)
Retained earnings	77,953	70,622

Total stockholders' equity	762,866	744,451

Total liabilities and stockholders' equity	$1,928,526	$1,953,887

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$69,716	$65,122	$138,915	$130,613
International contract compression	20,720	16,643	40,404	33,922
Fabrication	49,678	42,064	78,938	77,539
Aftermarket services	35,568	30,753	69,653	63,972

Total revenue	175,682	154,582	327,910	306,046
Costs and expenses:
Domestic contract compression—direct costs	26,965	24,020	51,589	46,980
International contract compression—direct costs	4,812	3,376	9,011	6,609
Fabrication—direct costs	44,113	37,579	73,169	69,928
Aftermarket services—direct costs	27,880	24,791	54,029	49,993
Depreciation and amortization	20,915	14,311	41,905	28,360
Selling, general and administrative	17,324	17,238	33,250	33,483
Operating lease	—	15,485	—	30,830
Interest expense	17,960	4,792	37,876	10,503
Debt extinguishment costs	—	—	14,397	—
Foreign currency (gain) loss	884	1,139	(165)	968
Other (income), net	(714)	(602)	(895)	(890)
Facility consolidation costs	417	—	1,821	—

Total costs and expenses	160,556	142,129	315,987	276,764

Income before income taxes	15,126	12,453	11,923	29,282
Income tax expense	5,823	4,794	4,592	11,271

Net income	$9,303	$7,659	$7,331	$18,011

Weighted average common and common equivalent shares outstanding:
Basic	30,797	30,661	30,778	30,640
Diluted	31,108	30,863	31,072	30,861
Earnings per share—Basic	$0.30	$0.25	$0.24	$0.59

Earnings per share—Diluted	$0.30	$0.25	$0.24	$0.58

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,331	$18,011
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	41,905	28,360
Loss on early extinguishment of debt	14,397	—
Gain on asset sales	(598)	(459)
Amortization of debt issuance costs	2,144	1,708
Amortization of deferred compensation	312	180
Accretion of discount notes	—	10,525
Deferred taxes provision	292	11,606
(Increase) decrease in receivables	(14,826)	13,436
(Increase) decrease in inventories	3,206	(8,858)
Increase in accounts payables	1,116	8,094
Increase (decrease) in accrued liabilities	12,174	(4,340)
Other	2,199	4,368

Net cash provided by operating activities	69,652	82,631

Cash flows from investing activities:
Additions to property, plant and equipment	(37,318)	(59,170)
Proceeds from sale of property, plant and equipment	12,252	3,787
Cash paid for acquisition	(761)	—

Net cash used in investing activities	(25,827)	(55,383)

Cash flows from financing activities:
Principal repayments of long-term debt	(229,750)	(5,818)
Proceeds from issuance of debt	175,000	—
Debt extinguishment premium and costs	(12,492)	—
Debt issuance costs	(4,640)	(340)
Net proceeds (repayment) on sale-leaseback of vehicles	—	(232)
Proceeds from common stock issuance	—	73

Net cash used in financing activities	(71,882)	(6,317)

Net increase (decrease) in cash and cash equivalents	(28,057)	20,931
Cash and cash equivalents at beginning of period	71,693	6,176

Cash and cash equivalents at end of period	$43,636	$27,107

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1. Basis of Presentation

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended March 31, 2003. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

Earnings per share

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share."

        The dilutive effect of stock options outstanding for the three and six months ended September 30, 2003, was 311,000 shares and 294,000 shares, respectively. The dilutive effect of stock options outstanding for the three and six months ended September 30, 2002, was 202,000 shares and 221,000 shares, respectively. For the three and six months ended September 30, 2003, outstanding stock options of 2.1 million shares were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock. For the three and six months ended September 30, 2002, outstanding stock options of 2.3 million shares were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods.

Properties and Equipment

        In fiscal year 2003, the Company evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had the Company depreciated all compression equipment recorded and consolidated in the Company's balance sheet as of September 30, 2003 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been higher by approximately $5.7 million and $11.4 million for the three and six months ended September 30, 2003, respectively. Further, net income would have decreased by approximately $3.5 million and $7.0 million for the three and six months ended September 30, 2003, respectively, and earnings per diluted share would have decreased by approximately $0.11 and $0.22 for the three and six months ended September 30, 2003, respectively.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

Stock Options

        In electing to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." for stock-based compensation granted in 1998 and thereafter. In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the three months and six months ended September 30, 2003 and 2002 grants been measured under the fair value recognition provisions of SFAS No. 123.

        No options were granted during the quarter ended September 30, 2003. The weighted-average fair value at date of grant for options granted during the six months ended September 30, 2003 was $12.01. The weighted-average fair value at date of grant for options granted during the three months and six months ended September 30, 2002 was $9.78. Fair values were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Expected life in years	8	8	8	8
Interest rate	3.70%	3.50%	3.70%	3.50%
Volatility	48.51%	48.85%	48.51%	48.85%
Dividend yield	0.00%	0.00%	0.00%	0.00%

        The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months and six months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Additional compensation expense, net of tax	$1,159	$1,461	$2,311	$2,922
Net income:
As reported	$9,303	$7,659	$7,331	$18,011
Pro forma	$8,144	$6,198	$5,020	$15,089
Basic earnings per share:
As reported	$0.30	$0.25	$0.24	$0.59
Pro forma	$0.26	$0.20	$0.16	$0.49
Diluted earnings per share:
As reported	$0.30	$0.25	$0.24	$0.58
Pro forma	$0.26	$0.20	$0.16	$0.49

2. Recent Accounting Pronouncements

        In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on the Company's consolidated statement of operations, cash flows, or financial position.

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. SFAS No. 149 did not have a material impact on the Company's consolidated statement of operations, cash flows, or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. The Company does not believe that SFAS No. 150 will have any impact on its consolidated statement of operations, cash flows, or financial position.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	September 30, 2003	March 31, 2003
Raw materials	$61,538	$73,827
Work-in-progress	37,202	22,516
Finished goods	5,020	5,457

Total Inventories	103,760	101,800
Reserve	(12,545)	(10,468)

Inventories, Net	$91,215	$91,332

4. Long-Term Debt

        As of September 30, 2003, the Company had approximately $874.9 million in outstanding long-term debt obligations consisting primarily of $164.5 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"), $532.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008 and term loan due 2008, and $175.0 million outstanding of 7 1/4% senior notes due 2010.

        In May 2003, Universal Compression, Inc. ("Universal"), our wholly-owned subsidiary, commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased. Due to this early extinguishment of debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly traded notes in the second quarter of fiscal 2004.

        Maturities of the debt as of September 30, 2003 are as follows (in thousands):

2004	$10,833
2005	16,201
2006	16,225
2007	16,249
2008	548,455
Thereafter	277,783

Total debt	$885,746

5. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of September 30, 2003, the Company had interest rate swaps to convert variable interest payments related to the $175.0 million under the ABS lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175.0 million. As of December 31, 2002, the lessor related to the ABS lease facility became a consolidated entity and the swaps were included in the Company's consolidated financial statements. In accordance with SFAS No. 133, the Company's Balance Sheet at September 30, 2003 includes a $14.3 million noncurrent liability related to the derivative instrument.

        The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The counterparty to the Company's interest rate swap agreements is a major international financial institution. The Company continually monitors the credit quality of this financial institution and does not expect non-performance by it.

6. Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income	$9,303	$7,659	$7,331	$18,011
Other comprehensive income:
Interest rate swap gain	4,348	—	343	—
Cumulative translation adjustment	(1,956)	(2,559)	9,233	(10,941)

Comprehensive income	$11,695	$5,100	$16,907	$7,070

        For the three and six months ended September 30, 2003, the change in cumulative translation adjustment is primarily related to the translation of the Canada and Argentina balance sheets. For the three and six months ended September 30, 2002, the change in cumulative translation adjustment is primarily related to the translation of the Canada, Brazil and Argentina balance sheets.

7. Industry Segments

        The Company has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of our international rental and maintenance operations. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment, customers who utilize equipment in our contract compression fleet and customers who lease equipment from the Company's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. The Company has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents revenue and gross profit by industry segment for the three-month and the six-month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$69,716	$65,122	$138,915	$130,613
International contract compression	20,720	16,643	40,404	33,922
Fabrication	49,678	42,064	78,938	77,539
Aftermarket services	35,568	30,753	69,653	63,972

Total	$175,682	$154,582	$327,910	$306,046

Gross Profit:
Domestic contract compression	$42,751	$41,102	$87,326	$83,633
International contract compression	15,908	13,267	31,393	27,313
Fabrication	5,565	4,485	5,769	7,611
Aftermarket services	7,688	5,962	15,624	13,979

Total	$71,912	$64,816	$140,112	$132,536

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month and the six-month periods ended September 30, 2003 and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are employed.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
United States	$124,508	$114,782	$240,476	$231,555
Canada	22,129	16,912	37,226	31,792
Latin America	18,096	17,872	35,388	31,713
Asia Pacific	10,949	5,016	14,820	10,986

Total	$175,682	$154,582	$327,910	$306,046

Gross Profit:
United States	$51,503	$47,457	$102,251	$98,026
Canada	4,685	4,222	8,131	8,141
Latin America	12,601	10,333	24,507	21,092
Asia Pacific	3,123	2,804	5,223	5,277

Total	$71,912	$64,816	$140,112	$132,536

8. Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

        The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

9. Facility Consolidation Costs

        On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The consolidation of the engineering and production functions is expected to improve process controls and enhance product quality to realize greater efficiency and profitability. Total costs related to the facility consolidation were $0.4 million and $1.8 million during the three months and six months ended September 30, 2003, respectively, and are shown separately as facility consolidation costs in the consolidated statements of operations. The Company does not expect additional costs to be incurred during the remainder of the fiscal year related to this consolidation. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003
Severance and personnel costs	$197	$1,131
Relocation costs	40	289
Other costs	180	401

Total facility consolidation costs	$417	$1,821

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$43,636	$71,693
Accounts receivable, net of allowance for bad debts of $7,832 and $8,146 as of September 30, 2003 and March 31, 2003, respectively	92,758	77,565
Current portion of notes receivable	1,272	2,722
Inventories, net of reserve for obsolescence of $12,545 and $10,468 as of September 30, 2003 and March 31, 2003, respectively	91,215	91,332
Current deferred tax asset	10,890	10,890
Other	7,933	7,108

Total current assets	247,704	261,310
Contract compression equipment	1,334,065	1,316,214
Other property	112,552	106,496
Accumulated depreciation and amortization	(183,410)	(145,916)

Net property, plant and equipment	1,263,207	1,276,794
Goodwill	389,622	387,480
Notes receivable	1,975	2,555
Other non-current assets	26,018	25,367

Total assets	$1,928,526	$1,953,506

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$44,682	$43,210
Accrued liabilities	66,108	55,719
Current portion of long-term debt and capital lease obligations	13,264	4,322

Total current liabilities	124,054	103,251
Capital lease obligations	1,496	3,180
Long-term debt	874,913	937,653
Non-current deferred tax liability	149,087	153,166
Derivative financial instrument used for hedging purposes	14,299	15,404
Other liabilities	1,811	1,349

Total liabilities	1,165,660	1,214,003
Commitments and contingencies (Note 8)
Stockholder's equity:
Common stock	49	49
Additional paid-in capital	716,805	710,349
Other comprehensive loss	(39,368)	(48,944)
Retained earnings	85,380	78,049

Total stockholder's equity	762,866	739,503

Total liabilities and stockholder's equity	$1,928,526	$1,953,506

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$69,716	$65,122	$138,915	$130,613
International contract compression	20,720	16,643	40,404	33,922
Fabrication	49,678	42,064	78,938	77,539
Aftermarket services	35,568	30,753	69,653	63,972

Total revenue	175,682	154,582	327,910	306,046
Costs and expenses:
Domestic contract compression—direct costs	26,965	24,021	51,589	46,980
International contract compression—direct costs	4,812	3,375	9,011	6,609
Fabrication—direct costs	44,113	37,579	73,169	69,928
Aftermarket services—direct costs	27,880	24,791	54,029	49,993
Depreciation and amortization	20,915	14,311	41,905	28,360
Selling, general and administrative	17,324	17,238	33,250	33,483
Operating lease	—	15,485	—	30,830
Interest expense	17,960	4,792	37,876	10,503
Debt extinguishment costs	—	—	14,397	—
Foreign currency gain (loss)	884	1,139	(165)	968
Other (income), net	(714)	(602)	(895)	(890)
Facility consolidation costs	417	—	1,821	—

Total costs and expenses	160,556	142,129	315,987	276,764

Income before income taxes	15,126	12,453	11,923	29,282
Income tax expense	5,823	4,794	4,592	11,271

Net income	$9,303	$7,659	$7,331	$18,011

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,331	$18,011
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	41,905	28,360
Loss on early extinguishment of debt	14,397	—
Gain on asset sales	(598)	(459)
Amortization of debt issuance costs	2,144	1,708
Accretion of discount notes	—	10,525
Deferred taxes provision	292	11,606
(Increase) decrease in receivables	(14,826)	13,436
(Increase) decrease in inventories	3,206	(8,858)
Increase in accounts payable	1,116	8,094
Increase (decrease) in accrued liabilities	12,486	(4,087)
Other changes in operating accounts	2,199	4,368

Net cash provided by operating activities	69,652	82,704

Cash flows from investing activities:
Additions to property, plant and equipment	(37,318)	(59,170)
Proceeds from sale of property, plant and equipment	12,252	3,787
Cash paid for acquisition	(761)	—

Net cash used in investing activities	(25,827)	(55,383)

Cash flows from financing activities:
Principal repayments of long-term debt	(229,750)	(5,818)
Proceeds from issuance of debt	175,000	—
Debt extinguishment premium and costs	(12,492)	—
Debt issuance costs	(4,640)	(340)
Net repayment on sale-leaseback of vehicles	—	(232)

Net cash used in financing activities	(71,882)	(6,390)

Net increase (decrease) in cash and cash equivalents	(28,057)	20,931
Cash and cash equivalents at beginning of period	71,693	6,176

Cash and cash equivalents at end of period	$43,636	$27,107

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1. Basis of Presentation

        These consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression, Inc. ("Universal") Annual Report on Form 10-K for the year ended March 31, 2003. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004.

Properties and Equipment

        In fiscal year 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had Universal depreciated all compression equipment recorded and consolidated in the balance sheet as of September 30, 2003 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been higher by approximately $5.7 million and $11.4 million for the three and six months ended September 30, 2003, respectively. Further, net income would have decreased by approximately $3.5 million and $7.0 million for the three and six months ended September 30, 2003, respectively.

Reclassifications

        Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2. Recent Accounting Pronouncements

        In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on Universal's consolidated statement of operations, cash flows, or financial position.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after

June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Universal adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. SFAS No. 149 did not have a material impact on Universal's consolidated statement of operations, cash flows, or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. Universal does not believe that SFAS No. 150 will have any impact on its consolidated statement of operations, cash flows, or financial position.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	September 30, 2003	March 31, 2003
Raw materials	$61,538	$73,827
Work-in-progress	37,202	22,516
Finished goods	5,020	5,457

Total Inventories	103,760	101,800
Reserve	(12,545)	(10,468)

Inventories, Net	$91,215	$91,332

4. Long-Term Debt

        As of September 30, 2003, Universal had approximately $874.9 million in outstanding long-term debt obligations consisting primarily of $164.5 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"), $532.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008, and term loan due 2008 and $175.0 million outstanding of 7 1/4% senior notes due 2010.

        In May 2003, Universal commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased. Due to this early extinguishment of debt, Universal recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly traded notes in the second quarter of fiscal 2004.

        Maturities of the debt as of September 30, 2003 are as follows (in thousands):

2004	$10,833
2005	16,201
2006	16,225
2007	16,249
2008	548,455
Thereafter	277,783

Total debt	$885,746

5. Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        As of September 30, 2003, Universal had interest rate swaps to convert variable interest payments related to the $175.0 million under the ABS lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.5% and total notional amount of $175.0 million. As of December 31, 2002, the lessor related to the ABS lease facility became a consolidated entity and the swaps were included in Universal's consolidated financial statements. In accordance with SFAS No. 133, Universal's Balance Sheet at September 30, 2003 includes a $14.3 million noncurrent liability related to the derivative instrument.

        The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparty to Universal's interest rate swap agreements is a major international financial institution. Universal continually monitors the credit quality of this financial institution and does not expect non-performance by it.

6. Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income	$9,303	$7,659	$7,331	$18,011
Other comprehensive income:
Interest rate swap gain	4,348	—	343	—
Cumulative translation adjustment	(1,956)	(2,559)	9,233	(10,941)

Comprehensive income	$11,695	$5,100	$16,907	$7,070

        For the three and six months ended September 30, 2003, the change in cumulative translation adjustment is primarily related to the translation of the Canada and Argentina balance sheets. For the three and six months ended September 30, 2002, the change in cumulative translation adjustment is primarily related to the translation of the Canada, Brazil and Argentina balance sheets.

7. Industry Segments

        Universal has four principal business segments: Domestic Contract Compression, International Contract Compression, Fabrication and Aftermarket Services. The two contract compression segments provide natural gas compression rental and maintenance services to meet specific customer requirements. The international contract compression segment represents all of Universal's international rental and maintenance operations. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that Universal uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment, customers who utilize equipment in Universal's contract compression fleet and customers who lease equipment from Universal's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. Universal has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents revenue and gross profit by industry segment for the three-month and the six-month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Domestic contract compression	$69,716	$65,122	$138,915	$130,613
International contract compression	20,720	16,643	40,404	33,922
Fabrication	49,678	42,064	78,938	77,539
Aftermarket services	35,568	30,753	69,653	63,972

Total	$175,682	$154,582	$327,910	$306,046

Gross Profit:
Domestic contract compression	$42,751	$41,102	$87,326	$83,633
International contract compression	15,908	13,267	31,393	27,313
Fabrication	5,565	4,485	5,769	7,611
Aftermarket services	7,688	5,962	15,624	13,979

Total	$71,912	$64,816	$140,112	$132,536

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three-month and the six-month periods ended September 30, 2003 and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are employed.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
United States	$124,508	$114,782	$240,476	$231,555
Canada	22,129	16,912	37,226	31,792
Latin America	18,096	17,872	35,388	31,713
Asia Pacific	10,949	5,016	14,820	10,986

Total	$175,682	$154,582	$327,910	$306,046

Gross Margin:
United States	$51,503	$47,457	$102,251	$98,026
Canada	4,685	4,222	8,131	8,141
Latin America	12,601	10,333	24,507	21,092
Asia Pacific	3,123	2,804	5,223	5,277

Total	$71,912	$64,816	$140,112	$132,536

8. Commitments and Contingencies

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal's consolidated financial position, operating results or cash flows.

        Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position, operating results or cash flows.

9. Facility Consolidation Costs

        On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The consolidation of the engineering and production functions is expected to improve process controls and enhance product quality to realize greater efficiency and profitability. Total costs related to the facility consolidation were $0.4 million and $1.8 million during the three months and six months ended September 30, 2003, respectively, and are shown separately as facility consolidation costs in the consolidated statements of operations. Universal does not expect additional costs to be incurred during the remainder of the fiscal year related to this consolidation. These costs were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003
Severance and personnel costs	$197	$1,131
Relocation costs	40	289
Other costs	180	401

Total facility consolidation costs	$417	$1,821

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The terms "our," "Company," "we" and "us" when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc., as a combined entity, including its predecessors, except where it is made clear that such term means only the parent company. The term "Universal" refers to Universal Compression, Inc. and its subsidiaries, as a combined entity.

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

  •
  anticipated cost savings, future revenue, gross profits and other financial measures related to our business and our primary business segments;

  •
  the future value of our equipment; and

  •
  plans and objectives of our management for our future operations.

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2003 under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

        All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

General

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended March 31, 2003. See "Item 1. Financial Statements—footnote 1, Basis of Presentation" in this report.

UNIVERSAL COMPRESSION HOLDINGS, INC.

Financial Results of Operations

  Three months ended September 30, 2003 compared to three months ended September 30, 2002

        The following table summarizes revenue, gross profit, expenses and the respective percentages for each of our business segments:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Revenue:
Domestic contract compression	$69,716	$65,122
% of revenue	39.7%	42.1%
International contract compression	$20,720	$16,643
% of revenue	11.8%	10.8%
Fabrication	$49,678	$42,064
% of revenue	28.3%	27.2%
Aftermarket services	$35,568	$30,753
% of revenue	20.2%	19.9%

Total Revenue	$175,682	$154,582
Gross Profit:
Domestic contract compression	$42,751	$41,102
International contract compression	15,908	13,267
Fabrication	5,565	4,485
Aftermarket services	7,688	5,962

Total Gross Profit	$71,912	$64,816
Expenses:
Depreciation and amortization	$(20,915)	$(14,311)
Selling, general and administrative	(17,324)	(17,238)
Operating lease expense	—	(15,485)
Interest expense	(17,960)	(4,792)
Foreign currency loss	(884)	(1,139)
Other income, net	714	602
Facility consolidation costs	(417)	—
Income tax expense	(5,823)	(4,794)

Net income	$9,303	$7,659

        Revenue.    Total revenue for the quarter ended September 30, 2003 increased $21.1 million, or 13.6%, to $175.7 million, compared to $154.6 million for the quarter ended September 30, 2002 as a result of higher customer demand in all of our business segments. Domestic contract compression revenue increased by $4.6 million, or 7.1%, to $69.7 million during the quarter ended September 30, 2003 from $65.1 million during the quarter ended September 30, 2002 due primarily to improved utilization and price increases that took effect beginning March 1, 2003. International contract compression revenue increased by $4.1 million, or 24.5%, to $20.7 million during the quarter ended September 30, 2003 from $16.6 million during the quarter ended September 30, 2002, primarily as a result of projects in Brazil and Argentina, in addition to the expansion of our international contract compression fleet in Asia Pacific.

        Domestic average rented horsepower for the quarter ended September 30, 2003 increased by 5.2% to approximately 1,662,000 horsepower from approximately 1,580,000 horsepower for the quarter ended September 30, 2002. In addition, international average rented horsepower for the quarter ended September 30, 2003 increased by 19.7% to approximately 364,000 horsepower from approximately 304,000 horsepower for the quarter ended September 30, 2002. Combined average horsepower utilization rate for the quarter ended September 30, 2003 was approximately 85.9% compared to 82.7% in the quarter ended September 30, 2002. As of September 30, 2003, we had approximately 2,346,000 of available horsepower with a spot horsepower utilization rate of 86.9% compared to a spot utilization of 82.4% as of September 30, 2002.

        Revenue from fabrication for the quarter ended September 30, 2003 increased $7.6 million, or 18.1%, compared to the quarter ended September 30, 2002. The increase in fabrication revenue primarily resulted from an increase in fabrication projects for customers in our Asia Pacific and Canadian regions. Revenue from fabrication varies quarter to quarter due to the timing of recognition of revenue, generally at time of shipment. Backlog of fabrication projects at September 30, 2003 was approximately $100.5 million, compared with a backlog of $55.7 million at March 31, 2003 and $87.3 million at September 30, 2002.

        Revenue from aftermarket services increased to $35.6 million during the quarter ended September 30, 2003 from $30.8 million during the quarter ended September 30, 2002, an increase of $4.8 million or 15.7%. The increase was due primarily to increased customer demand in the United States market.

        Gross Profit.    Gross profit (defined as revenue less direct costs) for the quarter ended September 30, 2003 increased $7.1 million, or 10.9%, to $71.9 million from a gross profit of $64.8 million for the quarter ended September 30, 2002. Domestic contract compression gross profit increased $1.6 million, or 4.0%, to $42.7 million during the quarter ended September 30, 2003 from $41.1 million during the quarter ended September 30, 2002. The increase is due to an increase in revenue as discussed above, partially offset by an increase in operating costs related to reactivation of idle contract compression units. International contract compression gross profit increased $2.6 million, or 19.9%, to $15.9 million during the quarter ended September 30, 2003 from $13.3 million during the quarter ended September 30, 2002 primarily due to increases in revenue as discussed above. Fabrication gross profit for the quarter ended September 30, 2003 increased by $1.1 million, or 24.1%, to $5.6 million from $4.5 million for the quarter ended September 30, 2002 primarily due to an increase in revenue discussed above. Aftermarket services gross profit for the quarter ended September 30, 2003 increased $1.7 million, or 29.0%, to $7.7 million compared to a gross profit of $6.0 million for the quarter ended September 30, 2002 primarily due to an increase in revenue discussed above.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses of $17.3 million for the quarter ended September 30, 2003, were about the same as for the quarter ended September 30, 2002.

        EBITDA, as adjusted.    The following table reconciles our EBITDA, as adjusted, to net income:

	Three Months Ended September 30,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$55,302	$48,180
Depreciation and amortization	(20,915)	(14,311)
Operating lease expense	—	(15,485)
Interest expense	(17,960)	(4,792)
Foreign currency loss	(884)	(1,139)
Facility consolidation costs	(417)	—
Income tax expense	(5,823)	(4,794)

Net income	$9,303	$7,659

        EBITDA, as adjusted, for the quarter ended September 30, 2003 increased $7.1 million, or 14.8%, to $55.3 million from $48.2 million for the quarter ended September 30, 2002, primarily due to the increases in gross profit for all business segments, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs), and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, the Company changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by the Company to be consistent with this new definition of EBITDA, as adjusted.

        Depreciation and Amortization.    Depreciation and amortization increased by $6.6 million to $20.9 million during the quarter ended September 30, 2003, compared to $14.3 million during the quarter ended September 30, 2002. The depreciation expense increase was due to the recording of a full three months of depreciation of fiscal year 2003 capital additions and capitalized overhauls and due to the inclusion of additional compression equipment on our balance sheet as of December 31, 2002 as a result of the consolidation of our operating lease facilities. Depreciation expense related to the operating lease facilities began January 1, 2003. The increases in depreciation expense were partially offset by the change in estimated useful lives of the compressor fleet discussed below.

        In fiscal year 2003, we evaluated the estimated useful lives used for book depreciation purposes for our compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of our existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Operating Lease Expense.    There was no operating lease expense related to the operating lease facilities during the quarter ended September 30, 2003 compared to $15.5 million during the quarter ended September 30, 2002. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense increased $13.2 million to $18.0 million for the quarter ended September 30, 2003 from $4.8 million for the quarter ended September 30, 2002. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities as interest expense subsequent to December 31, 2002.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002 on our combined operating lease expense and interest expense, these expense items totaled $18.0 million for the quarter ended September 30, 2003 compared to $20.3 million for the quarter ended September 30, 2002, a decrease of $2.3 million, or 11.4%. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered our interest rate on $175.0 million of indebtedness.

        Foreign Currency Loss.    Foreign currency loss was $0.9 million for the quarter ended September 30, 2003 compared to $1.1 million for the quarter ended September 31, 2002. The losses in the September 30, 2003 quarter were primarily attributable to foreign currency exchange rate fluctuations in respect of Canada.

        Other Income, Net.    Other income, net of other expenses, of $0.7 million is primarily comprised of gains from the sale of certain domestic contract compression units. These sales are comprised primarily of gas compressor units that have been previously rented to customers.

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility were $0.4 million during the quarter ended September 30, 2003. These costs were primarily for severance, personnel costs, and relocation costs. The Company does not expect additional costs to be incurred in the future.

        Net Income.    Net income increased $1.6 million, or 21.5%, to $9.3 million for the quarter ended September 30, 2003 compared to net income of $7.7 million for the quarter ended September 30, 2002 primarily due to higher gross profit and lower combined interest and lease expense partially offset by higher depreciation expense, as discussed above.

Six months ended September 30, 2003 compared to six months ended September 30, 2002

        The following table summarizes revenue, gross profit, expenses and the respective percentages for each of our business segments:

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Revenue:
Domestic contract compression	$138,915	$130,613
% of revenue	42.4%	42.7%
International contract compression	$40,404	$33,922
% of revenue	12.3%	11.1%
Fabrication	$78,938	$77,539
% of revenue	24.1%	25.3%
Aftermarket services	$69,653	$63,972
% of revenue	21.2%	20.9%

Total Revenue	$327,910	$306,046
Gross Profit:
Domestic contract compression	$87,326	$83,633
International contract compression	31,393	27,313
Fabrication	5,769	7,611
Aftermarket services	15,624	13,979

Total Gross Profit	$140,112	$132,536
Expenses:
Depreciation and amortization	$(41,905)	$(28,360)
Selling, general and administrative	(33,250)	(33,483)
Operating lease expense	—	(30,830)
Interest expense	(37,876)	(10,503)
Foreign currency gain (loss)	165	(968)
Other income, net	895	890
Debt extinguishment costs	(14,397)	—
Facility consolidation costs	(1,821)	—
Income tax expense	(4,592)	(11,271)

Net income	$7,331	$18,011

        Revenue.    Total revenue for the six months ended September 30, 2003 increased $21.9 million, or 7.1%, to $327.9 million, compared to $306.0 million for the six months ended September 30, 2002 as a result of higher customer demand in all of our business segments. Domestic contract compression revenue increased by $8.3 million, or 6.4%, to $138.9 million during the six months ended September 30, 2003 from $130.6 million during the six months ended September 30, 2002 due primarily to improved utilization and price increases that took effect beginning March 1, 2003. International contract compression revenue increased by $6.5 million, or 19.1%, to $40.4 million during the six months ended September 30, 2003 from $33.9 million during the six months ended September 30, 2002, primarily as a result of projects in Brazil and Argentina, in addition to the expansion of our international contract compression fleet in Asia Pacific.

        Domestic average rented horsepower for the six months ended September 30, 2003 increased by 4.4% to approximately 1,649,000 horsepower from approximately 1,579,000 horsepower for the six months ended September 30, 2002. In addition, international average rented horsepower for the six months ended September 30, 2003 increased by 15.7% to approximately 353,000 horsepower from approximately 305,000 horsepower for the six months ended September 30, 2002. Combined average horsepower utilization rate for the six months ended September 30, 2003 was approximately 85.1% compared to 83.2% in the six months ended September 30, 2002. As of September 30, 2003, we had approximately 2,346,000 of available horsepower with a spot horsepower utilization rate of 86.9% compared to a spot utilization rate of 82.4% as of September 30, 2002.

        Revenue from fabrication increased $1.4 million, or 1.8%, to $78.9 million during the six months ended September 30, 2003 from $77.5 million during the six months ended September 30, 2002. Revenue from fabrication varies quarter to quarter due to the timing of recognition of revenue, generally at time of shipment. Backlog of fabrication projects at September 30, 2003 was approximately $100.5 million, compared with a backlog of $55.7 million at March 31, 2003 and $87.3 million at September 30, 2002.

        Revenue from aftermarket services increased to $69.7 million during the six months ended September 30, 2003 from $64.0 million during the six months ended September 30, 2002, an increase of $5.7 million or 8.9%. The increase was due primarily to increased customer demand in the United States market.

        Gross Profit.    Gross profit (defined as revenue less direct costs) for the six months ended September 30, 2003 increased $7.6 million, or 5.7%, to $140.1 million from a gross profit of $132.5 million for the six months ended September 30, 2002. Domestic contract compression gross profit increased $3.7 million, or 4.4%, to $87.3 million during the six months ended September 30, 2003 from $83.6 million during the six months ended September 30, 2002 due to the increase in revenue as discussed above, partially offset by an increase in operating costs related to reactivation of idle contract compression units. International contract compression gross profit increased $4.1 million, or 14.9%, to $31.4 million during the six months ended September 30, 2003 from $27.3 million during the six months ended September 30, 2002 primarily due to increases in revenue as discussed above. Fabrication gross profit for the six months ended September 30, 2003 decreased $1.8 million, or 24.2%, to $5.8 million from $7.6 million for the six months ended September 30, 2002. Fabrication gross profit decreased primarily due to cost overruns related to several highly customized fabrication projects and expenses related to the consolidation of our Tulsa fabrication facilities. Aftermarket services gross profit for the six months ended September 30, 2003 increased $1.6 million, or 11.8%, to $15.6 million compared to a gross profit of $14.0 million for the six months ended September 30, 2002 due to an increase in revenue discussed above.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses of $33.3 million for the six months ended September 30, 2003, were about the same as for the six months ended September 30, 2002

        EBITDA, as adjusted.    The following table reconciles our EBITDA, as adjusted, to net income:

	Six Months Ended September 30,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$107,762	$99,943
Depreciation and amortization	(41,905)	(28,360)
Operating lease expense	—	(30,830)
Interest expense	(37,876)	(10,503)
Debt extinguishment costs	(14,397)	—
Foreign currency gain (loss)	165	(968)
Facility consolidation costs	(1,821)	—
Income tax expense	(4,592)	(11,271)

Net income	$7,336	$18,011

        EBITDA, as adjusted, for the six months ended September 30, 2003 increased $7.8 million, or 7.8%, to $107.8 million from $99.9 million for the six months ended September 30, 2002, primarily due to the increases in gross profit for all business segments, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs), and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, the Company changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by the Company to be consistent with this new definition of EBITDA, as adjusted.

        Depreciation and Amortization.    Depreciation and amortization increased by $13.5 million, or 47.8%, to $41.9 million during the six months ended September 30, 2003, compared to $28.4 million during the six months ended September 30, 2002. The depreciation expense increase was due to the recording of a full six months of depreciation of fiscal year 2003 capital additions and capitalized overhauls and due to the inclusion of additional compression equipment on our balance sheet as of December 31, 2002 as a result of the consolidation of our operating lease facilities. Depreciation expense related to these operating lease facilities began January 1, 2003. These increases in depreciation expense were partially offset by the change in estimated useful lives of the compressor fleet discussed below.

        In fiscal year 2003, we evaluated the estimated useful lives used for book depreciation purposes for our compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of our existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Operating Lease Expense.    There was no operating lease expense related to the operating lease facilities during the six months ended September 30, 2003 compared to $30.8 million during the six months ended September 30, 2002. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense increased $27.4 million to $37.9 million for the six months ended September 30, 2003 from $10.5 million for the six months ended September 30, 2002. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities as interest expense subsequent to December 31, 2002.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002 on our combined operating lease expense and interest expense, these expense items totaled $37.9 million for the six months ended September 30, 2003 compared to $41.3 million for the six months ended September 30, 2002, a decrease of $3.5 million, or 8.4%. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered our interest rate on $175.0 million of indebtedness.

        Foreign Currency Gain (Loss).    Foreign currency was a gain of $0.2 million for the six months ended September 30, 2003 compared to a loss of $1.0 million for the six months ended September 31, 2002. The fluctuation was primarily attributable to foreign currency exchange rate fluctuations in respect of Australia, Brazil and Canada.

        Other Income, Net.    Other income, net of other expenses, of $0.9 million is primarily comprised of gains from the sale of certain domestic contract compression units. These sales are comprised primarily of gas compressor units that have been previously rented to customers.

        Debt Extinguishment Costs.    Debt extinguishment costs were $14.4 million due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. Due to the early extinguishment of debt, we recognized a charge of $14.4 million resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility were $1.8 million during the six months ended September 30, 2003. These costs were primarily for severance, personnel costs, and relocation costs. The Company does not expect additional costs to be incurred in the future.

        Net Income.    We had net income of $7.3 million for the six months ended September 30, 2003 compared to net income of $18.0 million for the six months ended September 30, 2002. The decline resulted primarily from the $14.4 million ($8.9 million after tax) of debt extinguishment costs and $1.8 million ($1.1 million after tax) of facility consolidation costs discussed above.

Liquidity and Capital Resources

        Cash and cash equivalents balance at September 30, 2003 was $43.6 million, compared to $71.7 million at March 31, 2003. Cash generated from operating activities amounted to $69.7 million. Principal uses of cash during the six months ended September 30, 2003 were net financing activities of $72.0 million related to the debt refinancing, and capital expenditures of $37.3 million. Of the financing activities, $54.8 million related to the reduction of outstanding long-term debt, $12.5 million for debt extinguishment premium and costs and $4.6 million for debt issuance costs.

        Working capital, net of cash, was $80.0 million for the quarter ended September 30, 2003, a decrease from $86.7 million at March 31, 2003.

        Capital expenditures for the six months ended September 30, 2003 were $37.3 million consisting of $19.3 million for growth projects, $12.9 million for compressor overhauls, $2.8 million for vehicles and $2.3 million for machinery, equipment, information technology equipment and other items.

        In May 2003, Universal commenced a tender offer to purchase any and all of the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption of the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly traded notes during the second quarter of fiscal 2004.

        As of September 30, 2003, we had approximately $874.9 million in outstanding long-term debt obligations consisting primarily of $164.5 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"), $532.2 million outstanding under the seven-year term senior secured notes operating lease facility and $175.0 million outstanding of 7 1/4% senior notes due 2010.

        As of November 7, 2003, after giving effect to restrictions under our financing documents, we had an aggregate unused credit availability of approximately $144.0 million from our revolving credit facility and our ABS lease facility. Our ability to repatriate cash may be limited from time to time by certain statutory banking restrictions that can be imposed by various international regulatory agencies.

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

UNIVERSAL COMPRESSION, INC.

  Six months ended September 30, 2003 compared to six months ended September 30, 2002

        The following table summarizes revenue, gross profit, expenses and the respective percentages for each of the business segments:

	Six Months Ended September 30,
	2003	2002
	(in thousands)
Revenue:
Domestic contract compression	$138,915	$130,613
% of revenue	42.4%	42.7%
International contract compression	$40,404	$33,922
% of revenue	12.3%	11.1%
Fabrication	$78,938	$77,539
% of revenue	24.1%	25.3%
Aftermarket services	$69,653	$63,972
% of revenue	21.2%	20.9%

Total Revenue	$327,910	$306,046
Gross Profit:
Domestic contract compression	$87,326	$83,633
International contract compression	31,393	27,313
Fabrication	5,769	7,611
Aftermarket services	15,624	13,979

Total Gross Profit	$140,112	$132,536
Expenses:
Depreciation and amortization	$(41,905)	$(28,360)
Selling, general and administrative	(33,250)	(33,483)
Operating lease expense	—	(30,830)
Interest expense	(37,876)	(10,503)
Foreign currency gain (loss)	165	(968)
Other income, net	895	890
Debt extinguishment costs	(14,397)	—
Facility consolidation costs	(1,821)	—
Income tax expense	(4,592)	(11,271)

Net income	$7,331	$18,011

        Revenue.    Total revenue for the six months ended September 30, 2003 increased $21.9 million, or 7.1%, to $327.9 million, compared to $306.0 million for the six months ended September 30, 2002 as a result of higher customer demand in all of the business segments. Domestic contract compression revenue increased by $8.3 million, or 6.4%, to $138.9 million during the six months ended September 30, 2003 from $130.6 million during the six months ended September 30, 2002 due primarily to improved utilization and price increases that took effect beginning March 1, 2003. International contract compression revenue increased by $6.5 million, or 19.1%, to $40.4 million during the six months ended September 30, 2003 from $33.9 million during the six months ended September 30, 2002, primarily as a result of projects in Brazil and Argentina in addition to the expansion of the international contract compression fleet in Asia Pacific.

        Domestic average rented horsepower for the six months ended September 30, 2003 increased by 4.4% to approximately 1,649,000 horsepower from approximately 1,579,000 horsepower for the six months ended September 30, 2002. In addition, international average rented horsepower for the six months ended September 30, 2003 increased by 15.7% to approximately 353,000 horsepower from approximately 305,000 horsepower for the six months ended September 30, 2002. The combined average horsepower utilization rate for the six months ended September 30, 2003 was approximately 85.1% compared to 83.2% in the six months ended September 30, 2002. As of September 30, 2003, Universal had approximately 2,346,000 of available horsepower with a spot horsepower utilization rate of 86.9% compared to a spot utilization rate of 82.4% as of September 30, 2002.

        Revenue from fabrication increased $1.4 million, or 1.8%, to $78.9 million during the six months ended September 30, 2003 from $77.5 million during the six months ended September 30, 2002. The increase in fabrication revenue primarily resulted from an increase in fabrication projects for customers in the Asia Pacific and Canadian regions. Revenue from fabrication varies quarter to quarter due to the timing of recognition of revenue, generally at time of shipment. Backlog of fabrication projects at September 30, 2003 was approximately $100.5 million, compared with a backlog of $55.7 million at March 31, 2003 and $87.3 million at September 30, 2002.

        Revenue from aftermarket services increased to $69.6 million during the six months ended September 30, 2003 from $64.0 million during the six months ended September 30, 2002, an increase of $5.7 million or 8.9%. The increase was due primarily to increased customer demand in the United States market.

        Gross Profit.    Gross profit (defined as revenue less direct costs) for the six months ended September 30, 2003 increased $7.6 million, or 5.7%, to $140.1 million from a gross profit of $132.5 million for the six months ended September 30, 2002. Domestic contract compression gross profit increased $3.7 million, or 4.4%, to $87.3 million during the six months ended September 30, 2003 from $83.6 million during the six months ended September 30, 2002. The increase is due to an increase in revenue as discussed above, partially offset by an increase in operating costs related to the reactivation of idle contract compression units. International contract compression gross profit increased $4.1 million, or 14.9%, to $31.4 million during the six months ended September 30, 2003 from $27.3 million during the six months ended September 30, 2002 primarily due to increases in revenue as discussed above. Fabrication gross profit for the six months ended September 30, 2003 decreased $1.8 million, or 24.2%, to $5.8 million from $7.6 million for the six months ended September 30, 2002. Fabrication gross profit decreased primarily due to cost overruns relating to several highly customized fabrication projects and expenses related to the consolidation of the Tulsa fabrication facilities. Aftermarket services gross profit for the six months ended September 30, 2003 increased $1.6 million, or 11.8%, to $15.6 million compared to a gross profit of $14.0 million for the six months ended September 30, 2002 due to an increase in revenue discussed above.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses of $33.3 million for the six months ended September 30, 2003, were about the same as for the six months ended September 30, 2002

        EBITDA, as adjusted.    The following table reconciles EBITDA, as adjusted, to net income:

	Six Months Ended September 30,
	2003	2002
	(in thousands)
EBITDA, as adjusted	$107,762	$99,943
Depreciation and amortization	(41,905)	(28,360)
Operating lease expense	—	(30,830)
Interest expense	(37,876)	(10,503)
Debt extinguishment costs	(14,397)	—
Foreign currency gain (loss)	165	(968)
Facility consolidation costs	(1,821)	—
Income tax expense	(4,592)	(11,271)

Net income	$7,336	$18,011

        EBITDA, as adjusted, for the six months ended September 30, 2003 increased $7.8 million, or 7.8%, to $107.8 million from $99.9 million for the six months ended September 30, 2002, primarily due to the increase in gross profit for all business segments, as discussed above. EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs), and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, Universal changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by Universal to be consistent with this new definition of EBITDA, as adjusted.

        Depreciation and Amortization.    Depreciation and amortization increased $13.5 million, or 47.8%, to $41.9 million during the six months ended September 30, 2003, compared to $28.4 million during the six months ended September 30, 2002. The depreciation expense increase was due to the recording of a full six months of depreciation of fiscal year 2003 capital additions and capitalized overhauls and due to the inclusion of additional compression equipment on Universal's balance sheet as of December 31, 2002 as a result of the consolidation of the operating lease facilities. Depreciation expense related to these operating lease facilities began January 1, 2003. These increases in deprecation expense were partially offset by the change in estimated useful lives of the compressor fleet discussed below.

        In fiscal year 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for the compressor fleet with the assistance of an independent equipment valuation firm. This equipment study evaluated the compressor units based upon equipment type, key components and industry experience of the actual useful life in the field. Based upon the findings of the study, the estimated useful lives of the majority of existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Operating Lease Expense.    There was no operating lease expense related to the operating lease facilities during the six months ended September 30, 2003 compared to $30.8 million during the six months ended September 30, 2002. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense.    Interest expense increased $27.4 million to $37.9 million for the six months ended September 30, 2003 from $10.5 million for the six months ended September 30, 2002. This increase is primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense related to the operating lease facilities as interest expense subsequent to December 31, 2002.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002 on our combined operating lease expense and interest expense, these expense items totaled $37.9 million for the six months ended September 30, 2003 compared to $41.3 million for the six months ended September 30, 2002, a decrease of $3.5 million, or 8.4%. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness.

        Foreign Currency Gain (Loss).    Foreign currency was a gain of $0.2 million for the six months ended September 30, 2003 compared to a loss of $1.0 million for the six months ended September 31, 2002. The fluctuation was primarily attributable to foreign currency exchange rate fluctuations in respect of Australia, Brazil and Canada.

        Other Income, Net.    Other income, net of other expenses, of $0.9 million is primarily comprised of gains from the sale of certain domestic contract compression units. These sales are comprised primarily of gas compressor units that have been previously rented to customers.

        Debt Extinguishment Costs.    Debt extinguishment costs were $14.4 million due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering by Universal of new 7 1/4% senior notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. Due to the early extinguishment of debt, Universal recognized a charge of $14.4 million resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility were $1.8 million during the six months ended September 30, 2003. These costs were primarily for severance, personnel costs, and relocation costs. Universal does not expect additional costs to be incurred in the future.

        Net Income.    Universal had net income of $7.3 million for the six months ended September 30, 2003 compared to net income of $18.0 million for the six months ended September 30, 2002. The decline resulted primarily from the $14.4 million ($8.9 million after tax) of debt extinguishment costs and $1.8 million ($1.1 million after tax) of facility consolidation costs discussed above.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. A portion of the interest and lease payments under our financing arrangements are based on a floating rate (a base rate or LIBOR, at our option, in the case of our revolving credit facility, and LIBOR, in the case of our operating lease facilities) plus a variable amount based on our operating results. The one-month LIBOR at November 7, 2003 was 1.2%. A 1.0% increase in interest rates would result in an approximate $822,000 annual increase in our interest expense. As of September 30, 2003, approximately $82.2 million of our outstanding indebtedness and other obligations bore interest at floating rates.

        We hold interest rate swaps to manage our exposure to fluctuations in interest rates related to the ABS lease facility. At September 30, 2003, the fair market value of these interest rate swaps was a liability of approximately $14.3 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.5%.

        To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date or balance payments in local currency against local expenses.

ITEM 4. Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that material information required to be in this report is made known to Company management, including the Chief Executive Officer and Chief Financial Officer, by others on a timely basis. As required by Exchange Act Rule 13a-15(d) and Rule 15d-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, also evaluated whether any change in the Company's internal control over financial reporting that occurred during the quarter covered by this report has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On July 18, 2003 we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

  1.
  Re-election of three Class C members of the Board of Directors for a term expiring at our 2006 Annual Meeting of Stockholders:

	Votes For	Votes Withheld
Bernard J. Duroc-Danner	27,273,417	1,157,784
William M. Pruellage	27,535,388	895,813
Samuel Urcis	27,530,560	900,641
  2.
  Ratification of the appointment of Deloitte & Touche LLP to serve as the Company's Independent Auditors for the fiscal year ending March 31, 2004.

For	Against	Abstain	Broker Non-Vote
27,472,228	957,267	1,706	0

ITEM 5. Other Information

        The Audit Committee has approved certain non-audit services to be performed by our independent auditors, none of which would be prohibited services under the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
32.1
Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

  On July 29, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended June 30, 2003.

  On September 2, 2003, the Company filed a Current Report on Form 8-K furnishing a presentation that was presented at the Lehman Brothers 2003 CEO Energy/Power Conference in New York, New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: November 12, 2003	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Controller (Principal Accounting Officer)
UNIVERSAL COMPRESSION, INC.
	By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN Dennis S. Baldwin, Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Universal Compression, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX