Form 10-K
period 2004-03-31
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2004-06-10
CIK 1057233, 1057234

Use these links to rapidly review the document
Table of Contents
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file nos.: 001-15843
                                      333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
(Exact name of Registrants as Specified in Their Charters)

Delaware Texas (States or Other Jurisdictions of Incorporation or Organization)	13-3989167 4-1282680 (I.R.S. Employer Identification Nos.)
4444 Brittmoore Road, Houston, Texas (Address of Principal Executive Offices)	77041-8004 (Zip Code)
(713) 335-7000 (Registrants' telephone number, including area code)

Securities of Universal Compression Holdings, Inc. Registered Pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange, Inc

Securities of Universal Compression Holdings, Inc. Registered Pursuant to Section 12(g) of the Act:

Title of Each Class None

Securities of Universal Compression, Inc. Registered Pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered N/A

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

Yes ☒    No ☐ (Universal Compression Holdings, Inc.)
Yes ☐    No ☒ (Universal Compression, Inc.)

        The aggregate market value of the Common Stock of Universal Compression Holdings, Inc. held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2003) was approximately $362 million. For purposes of the above statements only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

        The number of shares of the Common Stock of Universal Compression Holdings, Inc. outstanding as of June 7, 2004: 31,386,796 shares. All 4,910 outstanding shares of common stock of Universal Compression, Inc., par value $10.00 per share, are owned by Universal Compression Holdings, Inc.

Documents Incorporated by Reference

        Portions of Universal Compression Holdings, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2004 are incorporated by reference into Part III, as indicated herein.

The Index to Exhibits is on page 51.

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

  •
  anticipated cost savings, future revenue, gross profits, EBITDA, as adjusted and other financial measures related to our business and our primary business segments;

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

  •
  our ability to recoup our investment by re-applying our compressors after typically short initial lease terms;

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

ITEM 1. Business

General

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2004 of approximately 7,100 compressor units comprising approximately 2.3 million horsepower. We provide a full range of natural gas compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users.

        We operate in four primary business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. Our core business, contract compression, involves providing compression equipment and service to customers. By outsourcing their compression needs, we believe our contract compression customers generally are able to increase their revenue by producing a higher volume of natural gas through decreased compressor downtime. In addition, outsourcing allows our customers to reduce their operating and maintenance costs and capital investments and more efficiently meet their changing compression needs.

        In addition to contract compression, we provide a broad range of compression services and products to customers who own their compression equipment or use equipment provided by our competitors. Our fabrication business involves the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that we use in our contract compression fleet. Our ability to fabricate compressors ranging in size from under 100 horsepower to over 5,000 horsepower enables us to provide compressors that are used in all facets of natural gas production, transmission and distribution. Our aftermarket services business sells parts and components, and provides maintenance and operations services to customers who own their compression equipment or have agreements with our competitors. Our ability to provide a full range of compression services and products broadens our customer relationships and helps us identify potential new customers and cross-selling opportunities for existing customers. As the compression needs of our customers increase due to the growing demand for natural gas throughout the world, we believe our geographic scope and broad range of compression services and products will enable us to participate in that growth.

        Financial information about our business segments is provided in Note 12 in the notes to the Company's financial statements at the end of this report.

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

        Since our initial public offering, we have completed several acquisitions, which have contributed significantly to our growth. Our most significant acquisition was that of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), former subsidiaries of Weatherford International Ltd. ("Weatherford"), in February 2001. This added approximately 950,000 horsepower to our fleet, more than doubling our size at that time.

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

Key Operating and Financial Statistics

        The following table illustrates our key operating and financial statistics during the last three fiscal years:

	Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)
Domestic horsepower (end of period)	1,903,614	1,957,015	1,890,935
International horsepower (end of period)	417,271	368,437	345,093

Total horsepower (end of period)	2,320,885	2,325,452	2,236,028
Average horsepower utilization rate	85.8%	83.3%	88.8%
Revenue	$688,786	$625,218	$679,989
Percentage of revenue from:
Domestic contract compression	40.8%	42.5%	39.3%
International contract compression	12.0%	10.6%	8.9%
Fabrication	26.7%	26.0%	31.1%
Aftermarket services	20.5%	20.9%	20.7%
Net income	$30,787	$33,518	$49,408
EBITDA, as adjusted(a)	$223,848	$201,150	$207,315

(a)
EBITDA, as adjusted, is defined, reconciled to net income and discussed on page 19 of this report, within Item 6, Selected Financial Data.

Industry

Natural Gas Compression Overview

        Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We offer both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also offer rotary screw and centrifugal compressors for specialized applications. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or aging natural gas wells require compression for delivery of produced gas into higher pressured gas gathering or pipeline systems. Compression at the wellhead is required because, over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied in both field and gathering systems to boost the well's pressure levels allowing gas to be brought to market. Compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, compression services are used for compressing feedstocks in refineries and petrochemical plants, and for refrigeration applications in natural gas processing plants.

        Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage facilities and through the pipeline. Natural gas compression that is used to transport gas from the wellhead through the gathering system is considered "field compression." Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end-user is considered "pipeline compression." During the production phase, compression is used to boost the pressure of natural gas from the wellhead so that natural gas can flow into the gathering system or pipeline for transmission to end-users. Typically, these applications require portable, low to mid-range horsepower compression equipment located at or near the wellhead. The continually dropping pressure levels in natural gas fields require constant modification and variation of on-site compression equipment.

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

        Gas producers, transporters and processors have historically owned and maintained most of the compression equipment used in their operations. However, over the past several years, there has been a trend toward outsourcing compression equipment. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency.

        Outsourcing contract compression equipment offers customers:

  •
  the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment;

  •
  access to the compression service provider's specialized personnel and technical skills, including engineers, field service and maintenance employees, which generally leads to improved run-times and production rates; and

  •
  overall reduction in their compression costs through the reduction or elimination of capital investment in equipment, spare parts inventory and other expenditures associated with owning and maintaining compressor units.

        Customers that elect to outsource compression equipment may vary their level of service for such equipment. Full maintenance calls for the compression service provider to be responsible for certain operational tasks, such as scheduled preventative maintenance, repair and general up-keep of the equipment, while the customer usually remains responsible for the day-to-day inspection of the equipment. Contract compression requires the compression service provider to be responsible for more of the operational tasks. Often, the contract compression service provider will inspect the equipment daily, provide consumables such as oil and antifreeze and, if necessary, be present at the site for several hours each day.

Natural Gas Industry Conditions

        A significant factor in the growth of the gas compression services market is the increasing demand and consumption of natural gas, both domestically and internationally. In the United States, natural gas is the second leading fuel in terms of total consumption. In recent years, natural gas has increased its market share of total domestic energy consumption. Domestic consumption of natural gas increased significantly from 1990 to 2000, before declining in the 2001 to 2003 time period due to an economic slowdown. Industry sources forecast increased consumption of natural gas in the United States in the remainder of the decade.

        Domestic field compression is estimated to be 17 million horsepower, up from 10 million in 1993. Additionally, the estimated amount of compression outsourced has grown over that same period, from approximately 2 million horsepower in 1993 to in excess of 5 million horsepower in 2002. We believe the domestic gas compression market will continue to grow due to the following factors:

  •
  higher natural gas consumption;

  •
  the aging of producing natural gas fields, which will require more compression to continue producing the same volume of natural gas; and

  •
  increased outsourcing by companies with compression needs in order to reduce operating costs, improve production and efficiency and reallocate capital to their core business activities.

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

  •
  increasing development of pipeline infrastructure, particularly in Latin America and Asia necessary to transport natural gas to local markets;

  •
  growing demand for electrical power generation, for which the fuel of choice tends to be natural gas; and

  •
  privatization of state-owned energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

        In contrast to the domestic compression market, the international compression market is comprised primarily of large horsepower compressors. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of compressors and related gas treatment equipment by the contract compression service provider. In these projects, the customer's only responsibility is to provide fuel gas within specifications. As a result of the full service nature of these projects and that these compressors generally remain on-site for three to seven years, we are able to achieve higher revenue and margins on these projects.

Operations

Contract Compressor Fleet

        As of March 31, 2004, our fleet consisted of 7,093 compressors, with an average of 327 horsepower per unit, as reflected in the following table:

	Total Horsepower As of March 31,		% of Horsepower As of March 31,		Number of Units As of March 31,
Horsepower Range
	2004	2003	2004	2003	2004	2003
0-99	177,665	194,160	7.6	8.3	2,385	2,633
100-299	442,946	458,021	19.1	19.7	2,540	2,640
300-599	359,032	359,953	15.5	15.5	939	941
600-999	403,760	404,159	17.4	17.4	552	551
1,000 and over	937,482	909,159	40.4	39.1	677	657

Total	2,320,885	2,325,452	100%	100%	7,093	7,422

        For the year ended March 31, 2004, the average horsepower utilization rate for our fleet was approximately 85.8%, which reflects average horsepower utilization based upon our total average fleet horsepower. For the quarter ended March 31, 2004, this average rate was approximately 86.4%. Over the last several years, we have undertaken to standardize our compressor fleet around major components and key suppliers. Our standardized fleet:

  •
  enables us to minimize our fleet operating costs and maintenance capital requirements;

  •
  enables us to minimize inventory costs;

  •
  facilitates low-cost compressor resizing; and

  •
  allows us to develop technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

Contract Compression

        We provide comprehensive contract compression services, which include operation and maintenance services for our domestic and international fleet. When providing full contract compression service, we work closely with a customer's field service personnel so that the compressor can be adjusted to efficiently match changing characteristics of the gas produced. We provide maintenance services on substantially all of our fleet units. Maintenance services include the scheduled preventive maintenance, repair and general up-keep of compressor equipment. As a complement to our maintenance business, we offer supplies and services such as antifreeze and lubricants to the job site. We also may offer installation services, which for our typical mid-range and smaller horsepower units involves significantly less engineering and cost than the comprehensive service concept prevalent in the international markets. We also routinely repackage or reconfigure some of our existing fleet to adapt to our customers' needs.

        We generally operate the large horsepower compressors under comprehensive compression services contracts and include the operations fee as part of the contract compression rate. Large horsepower units are more complex and, by operating the equipment ourselves, we reduce maintenance and overhaul expenses. Generally, we train our customers' personnel in fundamental compressor operations of smaller horsepower units so that they can assume responsibility for the day-to-day inspection of the equipment and certain operational tasks.

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

        We have standard contracts for rates and terms on the compressors in our fleet. Through negotiations, these rates and contracts may be modified. Optional items such as oil, antifreeze, freight, insurance and other items may be either itemized or included in the basic monthly contract compression rate. Initial contract compression terms are usually six months, with some projects committed for as long as five years. At the end of the initial term, contract compression services can continue at the option of the customer on a month-to-month basis or the compressor may be returned or replaced with a different compressor.

        Domestic Operations.    As of March 31, 2004, we operated the second largest domestic fleet of compressors in terms of horsepower with approximately 6,560 units comprising approximately 1.9 million horsepower. We operate sales and service locations in the primary onshore and offshore natural gas producing regions of the United States. For the year ended March 31, 2004, 40.8% of our total revenue was generated from domestic contract compression operations.

        We maintain 18 field service locations throughout the United States at which we can service and overhaul our compression equipment.

        International Operations.    We operate internationally in Argentina, Australia, Brazil, Canada, China, Colombia, Indonesia, Mexico, Peru, Thailand, and Venezuela. As of March 31, 2004, we had approximately 540 units comprising approximately 417,000 horsepower, in the aggregate, in these markets. We intend to continue to expand our presence in these markets and pursue opportunities in other strategic international areas. For the year ended March 31, 2004, 12.0% of our total revenue was generated from international contract compression operations.

        International compression service projects usually generate higher gross profit margins than domestic projects. Our international operations are focused on large horsepower compressor markets and frequently involve longer-term and more comprehensive service projects than our domestic projects. International projects generally require us to provide complete engineering and design. International service agreements differ significantly from domestic service agreements as individual contracts are negotiated for each project. We believe our extensive engineering and design capabilities and reputation for high quality fabrication provide us a competitive advantage in these markets.

        Risks associated with our foreign operations are described herein under "Risk Factors."

Fabrication

        As a complement to our contract compression service operations, we design, engineer, fabricate and sell natural gas compressors and air compressors to engineering and construction firms, exploration and production companies, as well as pipeline and gas transmission companies, both domestically and internationally. We also fabricate compressor units for our own fleet. Our primary fabrication facilities are located in Houston, Texas and Calgary, Alberta, Canada.

        Generally, compressors sold to third parties are assembled according to each customer's specifications. We purchase components for these compressors from third party suppliers, and are original equipment manufacturer representatives for several major engine, compressor, and electric motor manufacturers in the industry. We also sell prepackaged compressor units. For the year-ended March 31, 2004, 26.7% of our total revenue was generated from fabrication operations.

        We do not incur material research and development expenditures, as these activities are not a significant aspect of our business. All research and development costs are expensed as incurred.

Aftermarket Services

        Our aftermarket services business sells parts and components, and provides maintenance to customers who own their compression equipment or use equipment provided by our competitors.

        Our inventory of parts is available either on an over-the-counter basis through our 18 service locations in the United States and 5 in Canada, on a bid basis for larger orders, or as part of our compressor maintenance service. Our maintenance services are available on an individual call basis, on a contract basis (which may cover a particular unit, an entire compression project or all of the customer's compression projects) or as part of our comprehensive operation and maintenance service. We also provide offshore maintenance and service. In addition, we provide overhaul and reconfiguration services for customer-owned compression equipment, either on-site or in our overhaul shops. For the year ended March 31, 2004, 20.5% of our total revenue was generated from aftermarket services operations.

Business Strategy

        Our business strategy is to meet the evolving needs of our customers by providing consistent and dependable services and products, and to take advantage of our size and broad geographic scope to expand our customer base. The key elements of our business strategy are described below:

  •
  Provide a wide range of quality compression services and products. We plan to continue to leverage our field compression capabilities to provide services and products to customers in all segments of the natural gas compression market, including field and pipeline compression, fabrication and aftermarket services.

  •
  Seek opportunities for preferred relationships. We intend to continue to enter into strategic alliances, preferred vendor and similar long-term relationships to provide this full range of services and products to our customers.

  •
  Seek opportunities in select international markets. We plan to expand our existing operations in Latin America, Canada and Asia Pacific and offer our services in other key markets. We believe that our experience in international markets and our reputation for providing reliable contract compression services and fabricating high quality, specifically-engineered compressors provides us with a solid foundation from which to further expand our business internationally.

  •
  Expand and leverage our fabrication and aftermarket services business. We have significant fabrication and aftermarket services operations and we intend to expand these segments of our business. In addition to providing additional sources of revenue, these segments also provide us with an opportunity to cross-sell our contract compression services and products.

  •
  Continue to expand beyond field compression. In addition to our field compression services, we have expanded our large horsepower compression capabilities in gathering, pipeline, processing,

    storage and offshore markets. We believe the pipeline compression market has significant growth potential for our services.

  •
  Maintain financial flexibility. We intend to maintain ample financial flexibility to be able to take advantage of opportunities as we identify them. Historically, during periods of growth, we have utilized our cash flow from operations as well as borrowings under available debt facilities to fund capital expenditures and acquisitions. This spending has allowed us to significantly grow our business and the amount of cash we generate while maintaining our debt at levels we believe are appropriate for our stable business. During the last fiscal year, we exercised disciplined capital spending and we intend to continue to focus on reducing our operating costs and managing our working capital. We believe our financial flexibility positions us to take advantage of future growth opportunities without incurring debt beyond appropriate levels.

Competitive Strengths

        We believe that we have the following key competitive strengths:

  •
  Comprehensive range of services and products. We provide a wide range of compression services and products to meet the changing compression needs of our customers in the diverse geographic markets that we serve, whether they outsource or own their compression equipment. For those customers who outsource, we believe our contract compression services and products generally allow our customers to achieve higher run-times than they would achieve with owned equipment, resulting in increased production and revenue for our customers. In addition, outsourcing allows our customers flexibility with regard to their changing compression needs while limiting their capital requirements. We continually expand, upgrade and reconfigure our contract compression fleet and provide our operations and maintenance personnel with extensive training. We are able to fabricate compression units ranging in size from under 100 horsepower to over 5,000 horsepower that meet the varying needs of our customers. Additionally, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or have agreements with our competitors. This broad range of compression services and products allows us to expand our customer base and gives us the opportunity to cross-sell our services and products.

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

  •
  Standardization of our compressor fleet. We have undertaken to standardize our fleet of contract compressors around major components and key suppliers. Standardization enables us to develop extensive expertise in operating and maintaining our compressors, efficiently resizing and reconfiguring our compressors and reducing our operating costs by minimizing inventory costs. Natural gas compressors are long-lived assets with an expected economic life of 25 to 40 years. Our preventive maintenance program is designed to maximize the efficient operation of our fleet and to maintain their economic useful life.

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

Oil and Gas Industry Cyclicality and Volatility

        Our financial performance is generally less affected by the short-term market cycles and oil and gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because

  •
  compression is necessary in order for gas to be delivered from the wellhead to end-users;

  •
  our operations are tied primarily to natural gas consumption, which is generally less cyclical in nature than exploration activities;

  •
  outsourcing of compression is often economically advantageous for natural gas production, gathering and transportation companies;

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

        In the fiscal year ended March 31, 2004, no single customer accounted for as much as 10% of our total revenue. Our top 20 customers accounted for approximately 34.7% of our contract compression revenue in fiscal year 2004.

Suppliers

        Our principal suppliers include Caterpillar and Waukesha for engines, Air Xchangers for coolers, and Ariel and Gemini for compressors. We also purchase Cooper parts and compressors in Canada for sale to customers. Although we rely primarily on these suppliers, we believe alternative sources are generally available. We have not experienced any material supply problems to date, and we believe our relations with our suppliers are good, except as expressed below.

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2004, approximately $25.9 million of components and approximately $13.5 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP. The unsatisfied portion of the purchase commitment is approximately $12.1 million. GEPP could assert its right to enforce this obligation, but has not indicated any interest to do so at this time. However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

Backlog

        As of March 31, 2004, we had a compressor unit fabrication backlog for sale to third parties of approximately $88.2 million, compared to $55.7 million as of March 31, 2003. As of June 8, 2004, our backlog was approximately $88.9 million compared to approximately $81.1 at June 30, 2003. A majority of the backlog is expected to be completed within a 180-day period.

Insurance

        We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business.

        Losses and liabilities not covered by insurance would reduce our revenue and increase our costs. The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third party general liability insurance, employer's liability, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, many of our service contracts shift certain risks to our customers, including requirements to have insurance coverage.

Competition

        The natural gas contract compression, fabrication and aftermarket services businesses are highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies.

        Our main competitors in the contract compression business, based on horsepower, are Hanover Compressor Company, Compressor Systems, Inc. and J-W Operating Company. In addition, Weatherford and its subsidiaries may continue to compete with us as they are not contractually restricted from doing so. In our fabrication activities, we currently compete primarily with Hanover Compressor Company, Compressor Systems, Inc., Enerflex Systems, Ltd, Toromont Industries LTD and Collicut Energy Services LTD. Our aftermarket services business faces competition from manufacturers including Cooper Energy Services, Dresser-Rand, Hanover Compressor Company, from distributors of Caterpillar and Waukesha engines, from a number of smaller companies and, in Canada, from Enerflex Systems, Ltd, Toromont Industries LTD and Collicut Energy Services LTD.

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

        The Clean Air Act and related regulations establish limits on the levels of various substances which may be emitted to the atmosphere during the operation of our fleet of natural gas compressors. These substances are regulated in permits, which are applied for and obtained through the various regulatory agencies, either state or federal depending on the level of emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to compressor operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract compression service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure of the compressors to comply with applicable environmental laws, including permit conditions. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service are anticipated. Any new regulations requiring the installation of more sophisticated emission control equipment on such smaller portable sources potentially could have a material adverse impact on us. However, we believe that in most cases, these obligations would be allocated to our clients under the above-referenced contracts. In any event, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract compression services.

        The Clean Water Act and related regulations prohibit the discharge of industrial wastewater without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act, regulates storm water discharges associated with industrial activities depending on a facility's primary standard industrial classification. Many of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of our facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required.

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

        Under the Comprehensive Environmental Response, Compensation, and Liability Act, referred to as "CERCLA," and comparable state laws and regulations, strict and joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment and for damages to natural resources. In addition, where contamination may be present it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs.

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

Employees and Labor Relations

        As of March 31, 2004, we had approximately 2,370 employees worldwide. We believe our relationship with our employees is good. Approximately 240 of our employees in Canada, 60 of our employees in Argentina, 40 of our employees in Brazil and 20 of our employees in Mexico are covered by collective bargaining agreements.

ITEM 2. Properties

        The following table describes our material facilities owned or leased as of March 31, 2004:

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

        None of the above referenced facilities are pledged as collateral, except for the Schulenberg, Texas facility, which has been pledged as collateral to secure a $790,000 loan assumed as part of the acquisition of Gas Compression Services Inc. in 2000.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "UCO." The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price Range
	High	Low
Quarter Ended:
June 30, 2002	$27.00	$19.50
September 30, 2002	24.85	15.12
December 31, 2002	20.89	14.60
March 31, 2003	19.70	15.36
June 30, 2003	$22.40	$16.83
September 30, 2003	24.81	18.53
December 31, 2003	27.00	21.45
March 31, 2004	34.60	25.49
Through June 7, 2004	33.16	28.80

        On June 7, 2004, the closing price of our common stock was $30.00 per share. As of June 7, 2004, there were approximately 569 holders of record of our common stock.

        We have never declared or paid any cash dividends to our stockholders and do not plan to pay any cash dividends in the foreseeable future. We currently intend to retain our earnings for use in the operation and expansion of our business.

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION HOLDINGS, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for each of the five years in the period ended March 31, 2004 have been derived from the respective audited financial statements. The consolidated financial statements and report thereon, as of March 31, 2004 and 2003 and for the years ended March 31, 2004, 2003 and 2002 are included elsewhere in this report.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$688,786	$625,218	$679,989	$232,466	$136,295
Gross profit(1)	289,481	267,968	268,346	109,407	69,000
Selling, general and administrative expenses	67,516	67,944	60,890	21,092	16,797
Depreciation and amortization	85,650	63,706	48,600	33,491	26,006
Interest expense, net(2)	73,475	36,421	23,017	23,220	34,327
Operating lease expense(2)	—	46,071	55,401	14,443	—
Debt extinguishment costs(3)	14,903	—	—	15,204	—
Facility consolidation costs	1,821	—	—	—	—
Income tax expense (benefit)	17,741	20,975	30,931	3,645	(1,994)
Net income (loss)	30,787	33,518	49,408	(4,391)	(5,982)
Earnings (loss) per share
Basic	1.00	1.09	1.65	(0.30)	(2.44)
Diluted	0.98	1.08	1.63	(0.29)	(2.44)
Weighted average common stock outstanding
Basic	30,848	30,665	30,008	14,760	2,448
Diluted	31,283	30,928	30,250	15,079	2,448
Other Financial Data:
EBITDA, as adjusted(4)	$223,848	$201,150	$207,315	$88,787	$55,561
Capital expenditures:
Expansion	$(47,629)	$(67,289)	$(137,790)	$(55,384)	$(45,617)
Overhauls	(27,866)	(29,198)	(27,000)	(9,901)	(9,920)
Other	(11,062)	(24,264)	(23,229)	(2,721)	(4,465)
Cash flows provided by (used in):
Operating activities	$166,078	$187,070	$133,078	$89,476	$47,144
Investing activities	(46,850)	(107,704)	(160,256)	(3,318)	(61,103)
Financing activities	(69,732)	(13,849)	21,075	(75,282)	12,435
	As of March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash	$121,189	$71,693	$6,176	$12,279	$1,403
Working capital(5)	174,599	158,405	139,923	97,763	7,209
Total assets	1,972,451	1,953,887	1,277,165	1,176,256	469,942
Total debt(6)(7)	884,442	945,155	226,762	215,107	377,485
Stockholders' equity	799,235	744,451	700,344	652,574	74,677

(1)
Gross profit is defined as total revenue less direct costs.
(2)
Operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to consolidation of the operating lease facilities on December 31, 2002.
(3)
Debt extinguishment costs in 2001 were previously reported as an extraordinary loss of $9.5 million, net of $5.7 million income tax benefit.
(4)
EBITDA, as adjusted, is defined, reconciled to net income and discussed on page 19 of this report, within this Item 6, Selected Financial Data.
(5)
Working capital is defined as current assets minus current liabilities.
(6)
Includes capital lease obligations.
(7)
Excludes $708.5 million and $527.5 million outstanding under our operating lease facilities as of March 31, 2002 and 2001, respectively. See Note 4 to the consolidated financial statements for a discussion related to the operating lease facilities.

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated audited financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for each of the five years in the period ended March 31, 2004 have been derived from the respective audited financial statements. The consolidated audited financial statements and report thereon, as of March 31, 2004 and 2003 and for the years ended March 31, 2004, 2003 and 2002 are included elsewhere in this report.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Statement of Operations Data:
Revenue	$688,786	$625,218	$679,989	$232,466	$136,295
Gross profit(1)	289,481	267,968	268,346	109,407	69,000
Selling, general and administrative expenses	67,516	67,944	60,890	21,092	16,797
Depreciation and amortization	85,650	63,706	48,600	33,485	26,000
Interest expense, net(2)	73,475	36,421	23,017	22,622	30,916
Operating lease expense(2)	—	46,071	55,401	14,443	—
Debt extinguishment costs(3)	14,903	—	—	10,611	—
Facility consolidation costs	1,821	—	—	—	—
Income tax expense (benefit)	17,741	20,975	30,931	3,871	(696)
Net income (loss)	30,787	33,518	49,408	(1,142)	(3,863)
Other Financial Data:
EBITDA, as adjusted(4)	$223,848	$201,150	$207,315	$88,787	$55,561
Capital expenditures:
Expansion	$(47,629)	$(67,289)	$(137,790)	$(55,384)	$(45,617)
Overhauls	(27,866)	(29,198)	(27,000)	(9,901)	(9,920)
Other	(11,062)	(24,264)	(23,229)	(2,721)	(4,465)
Cash flows provided by (used in):
Operating activities	$163,259	$186,152	$131,837	$92,881	$47,029
Investing activities	(46,850)	(107,704)	(160,256)	(3,318)	(61,103)
Financing activities	(66,913)	(12,931)	22,316	(78,687)	12,550
	As of March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash	$121,189	$71,693	$6,176	$12,279	$1,403
Working capital(5)	$174,599	$158,059	$139,544	$97,382	$5,869
Total assets	1,972,451	1,953,506	1,276,781	1,171,534	466,345
Total debt(6)(7)	884,442	945,155	226,762	215,107	345,832
Stockholder's equity	799,235	739,503	695,396	647,624	101,445

(1)
Gross profit is defined as total revenue less direct costs.
(2)
Operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the operating lease facilities on December 31, 2002.
(3)
Debt extinguishment costs in 2001 were previously reported as an extraordinary loss of $6.6 million, net of $4.0 million income tax benefit.
(4)
EBITDA, as adjusted, is defined, reconciled to net income and discussed on page 19 of this report, within this Item 6, Selected Financial Data.
(5)
Working capital is defined as current assets minus current liabilities.
(6)
Includes capital lease obligations.
(7)
Excludes $708.5 million and $527.5 million outstanding under Universal's operating lease facilities as of March 31, 2002 and 2001, respectively. See Note 4 to the consolidated financial statements for a discussion related to the operating lease facilities.

THE COMPANY'S DEFINITION, RECONCILIATION
AND USE OF EBITDA, AS ADJUSTED

        EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs), operating lease expense, management fees, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses. Beginning with the quarter ended September 30, 2002, the Company changed its definition of EBITDA, as adjusted, to exclude foreign currency gains or losses. All periods prior to September 30, 2002 have been recalculated from amounts previously disclosed by the Company to be consistent with this new definition of EBITDA, as adjusted.

        EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle ("GAAP") measure most directly comparable to it is net income or net loss. The manner in which management uses EBITDA, as adjusted, to evaluate our business follows.

        EBITDA, as adjusted, as a supplemental measure to review current period operating performance.    Management uses EBITDA, as adjusted, as a supplemental measure to evaluate the current period operating performance of our business. We believe that EBITDA, as adjusted, when viewed with our GAAP results and the accompanying reconciliations and other financial and non-financial measures, provides a more useful additional perspective on, and a more complete understanding of, our performance than our GAAP results alone.

  •
  Management uses EBITDA, as adjusted, to evaluate current operating performance and management decisions made during the reporting period, excluding certain expenses that are driven less by current period operating performance and management decisions than by our capital structure and asset base. These excluded expenses, which are primarily financial costs, include depreciation, interest, taxes and foreign currency exchange costs and more reflect prior period transactions and decisions. The operational factors highlighted in the evaluation using EBITDA, as adjusted, include pricing, marketing, utilization rates, maintenance and repair costs and staffing. EBITDA, as adjusted, presents an assessment of the performance and changes in the profitability driven by these operational factors irrespective of changes in the other factors noted, namely interest, taxes and foreign currency exchange costs. See below for further discussion of each of the items excluded from our calculation of EBITDA, as adjusted.

  •
  EBITDA, as adjusted is not the only measure used by management to evaluate performance, but rather a supplemental one used in conjunction with other measures. Management uses several measures to evaluate performance, including both financial and non-financial measures, as well as GAAP and non-GAAP measures, including utilization rates, maintenance and growth capital expenditures, gross margin and return on invested capital.

  •
  Management uses EBITDA, as adjusted, as well as certain other measures, as an intermediate performance measure, similar to the manner in which management uses gross profit, not as an ultimate performance measure, such as net income. Management does not view or use EBITDA, as adjusted, or any other intermediate measure or item in the Company's financial statements, including revenue, gross profit, gross margin or net cash provided by operating activities, as a measure of the Company's full results of operations or as a substitute for net income. Rather, analyzing an intermediate measure such as EBITDA, as adjusted, allows management to evaluate better the reasons underlying net income results. We urge users of our reports and financial statements to read such reports and financial statements in their entirety and not to use any one measure in isolation to evaluate our results or an investment in the Company.

        EBITDA, as adjusted, as a comparability measure.    Management uses EBITDA, as adjusted, to compare the Company's performance with that of our competitors. Although our competitors may calculate EBITDA differently, the measure will usually present operating performance on a basis that is meaningful for comparative purposes. We urge the readers of our reports and financial statements, including our disclosure of EBITDA, as adjusted, to review carefully the reconciliation of the non-GAAP measure to net income or loss set forth in the table below.

  •
  Despite definitional differences, management believes that EBITDA, as adjusted, is a meaningful measure to evaluate and compare the performance of one company against another because of the impact of management estimates on the items that are excluded from EBITDA, as adjusted. For example, depreciation expense is dependent upon, among other things, the estimated depreciable lives of a company's assets, which may vary from company to company depending on management's maintenance practices and operating philosophies, as we have noted through our prior acquisition activity. EBITDA, as adjusted, provides a measure to review operating performance independent of this management estimate.

  •
  Management believes that EBITDA, as adjusted, is a meaningful measure to evaluate performance because the amount of depreciation expense in a company's financial statements may not accurately reflect the costs required to maintain and replenish a company's operational usage of its assets. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets. For example, for the year ended March 31, 2004, the Company recorded depreciation and amortization expense of $85.7 million, substantially all of which was depreciation expense, and had capital expenditures of $27.9 million for compressor overhauls, our primary maintenance capital expenditure. By excluding depreciation and certain related or consequential costs, including amortization and taxes, EBITDA, as adjusted, provides a measure with which to evaluate the performance independent of, and in a manner that allows one to assess, whether depreciation accurately captures the costs to maintain and replenish the Company's operational usage of its assets.

  •
  We have observed that both equity and debt analysts utilize EBITDA to evaluate the on-going performance of and valuation metrics for a company both over time and relative to its peers. We have observed that several of the analysts who review our company utilize EBITDA as one of the primary valuation metrics. By providing EBITDA, as adjusted, we believe we are providing information and calculations to aid these analysts in more accurately understanding the Company's performance for the benefit of our investors.

        EBITDA, as adjusted, as a performance measure for period to period comparisons.    Management uses EBITDA, as adjusted, as a measure of the performance of our business over time and as a tool in identifying key trends.

  •
  EBITDA, as adjusted, by excluding items that are infrequent or uncommon in nature, assists management in identifying and understanding changes in performance from period to period that may not be apparent from solely viewing GAAP measures.

  •
  By excluding infrequent or uncommon items, management believes EBITDA, as adjusted, enhances the transparency of the disclosure regarding our performance. As such, the measure allows management to be more accountable to investors' expectations by providing the market with additional information with which to assess our performance and make investment decisions.

        EBITDA, as adjusted, as a valuation measure.    Just as investors monitor and review a variety of financial and performance indicators, such as the market stock price to earnings ratio and the enterprise value to EBITDA ratio, management monitors these ratios to better understand the value of the Company and how to increase that value for our investors. For example, management has routinely utilized an EBITDA measure as a method to value companies when considering potential acquisition targets. This measure is utilized for the reasons discussed above; it allows for an evaluation of the target independent of its historical capital structure, depreciation estimates, tax position, and incurrence of infrequent or more uncommon items. Moreover, management believes investors that desire to evaluate the Company as a potential target will also utilize the Company's EBITDA, as adjusted, as part of their evaluation.

        The following table reconciles our EBITDA, as adjusted, to net income or (loss):

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands)
EBITDA, as adjusted	$223,848	$201,150	$207,315	$88,787	$55,561
Interest expense, net	(73,475)	(36,421)	(23,017)	(23,220)	(34,327)
Income taxes	(17,741)	(20,975)	(30,931)	(3,645)	1,994
Depreciation and amortization	(85,650)	(63,706)	(48,600)	(33,491)	(26,006)
Operating lease expense	—	(46,071)	(55,401)	(14,443)	—
Foreign currency gain (loss)	529	(459)	42	(177)	(4)
Facility consolidation costs	(1,821)	—	—	—	—
Management fees	—	—	—	—	(3,200)
Debt extinguishment costs	(14,903)	—	—	—	—
Non-recurring charges	—	—	—	(8,699)	—
Debt restructuring charges	—	—	—	(9,503)	—

Net income (loss)	$30,787	$33,518	$49,408	$(4,391)	$(5,982)

        Below are the items excluded from net income in the calculation of EBITDA, as adjusted, and the reasons for the exclusion:

  •
  Interest expense is excluded from the calculation of EBITDA, as adjusted. Although interest expense is a material expense for the Company and it reflects an important component of our overall performance, as it reflects costs incurred to finance our operations, interest expense also reflects the performance of our financial arrangements in ways that are unrelated to the shorter-term performance of our operations. For example, the amount of interest expense incurred in any period reflects, among other things, market availability of funds at separate and historical points in time, the overall historical cost of debt and the results of how management, at a past point in time, decided to capitalize the business through the issuance of debt or equity. EBITDA, as adjusted, removes the effect of the performance of these past historical financial transactions, whether beneficial or detrimental to the Company's GAAP results, both in the current period and from period-to-period, so that the performance of the core operations can be more transparently evaluated. For example, despite how management decided to capitalize the Company either through debt or equity in the past, the measure of EBITDA, as adjusted, would not be impacted and would continue to reflect a consistent measure of the operational performance of the business.

  •
  Income tax expense is excluded from the calculation of EBITDA, as adjusted. Management does not consider tax expense, which is materially impacted by other items excluded from the measure (such as interest expense and depreciation and amortization expense) as well as numerous tax regulations and the Company's tax planning, to be a part of the core operations and are not considered directly within the control of operational management and is therefore excluded from the measure.

  •
  Depreciation and amortization is excluded from the calculation of EBITDA, as adjusted. Although, we are a capital-intensive business and depreciation expense is a material expense for the Company, this expense may not accurately reflect the costs required to maintain and replenish the Company's operational usage of its assets and therefore may not portray the costs from current operational transaction activity. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets.

  •
  Operating lease expense is related to the operating lease facilities that, until December 31, 2002, were not included in the Company's consolidated balance sheet and substantively reflected the cost of debt (interest expense) related to these financing arrangements. We excluded the lease expense from EBITDA, as adjusted, as it represents the equivalent of interest expense.    It would potentially be misleading to exclude interest expense from EBITDA, as adjusted, but include leasing expense as they both reflect a financial arrangement, not an operational one.

  •
  Foreign currency gains and losses are primarily attributable to foreign currency exchange rate fluctuations relating to our international operations and are impacted by foreign currency risk mitigation strategies the business may or may not undertake. Although these gains or losses have not been significant, they are not viewed by management as part of the core operations and are not considered directly within the control of operational management. Accordingly, these gains or losses are excluded from the measure for these reasons.

  •
  Facility consolidation costs relate to the transfer of the Tulsa, Oklahoma fabrication activity to the Houston fabrication facility. These costs were primarily for severance, personnel and relocation costs. We do not consider these costs to be part of our core operations and the consolidation was disclosed in the footnotes to the financial statements related to the period in which they were incurred. We do not expect to incur similar costs within the two-year period ending September 30, 2005.

  •
  Management fees of approximately $3 million were incurred in fiscal 2000 pursuant to an agreement with Castle Harlan, Inc. in exchange for management services. In connection with our initial public offering in the quarter ended June 30, 2000, we terminated this agreement. Due to the nature of these expenses and services, the Company does not consider them as part of our core operations and therefore were excluded from EBITDA, as adjusted. These costs were disclosed in the footnotes to the financial statements related to the period in which they were incurred. The Company does not currently have any obligations to pay similar management fees and does not expect to have any similar exclusion to EBITDA, as adjusted, in future periods.

  •
  Debt extinguishment costs relate primarily to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008. The net proceeds from the offering of new 7 1/4% senior notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008.

  •
  Non-recurring charges were costs incurred in fiscal year 2001 primarily attributable to an early termination of the management agreement with Castle Harlan, Inc., discussed above, in connection with our initial public offering in the quarter ended June 30, 2000. Due to the nature of these expenses and services, the Company does not consider them as part of our core operations and therefore these costs are excluded from EBITDA, as adjusted. These costs were disclosed in the footnotes to the financial statements related to the period in which they were incurred. The Company does not currently have any obligations to pay similar non-recurring charges and does not expect to have any similar exclusion to EBITDA, as adjusted, in future periods.

  •
  Debt restructuring charges were incurred in fiscal year 2001 in relation to debt restructuring that occurred concurrently with the Company's initial public offering of its common stock and with debt restructuring that occurred concurrently with the Company's acquisition of Weatherford Global Compression Services and related entities. The company does not consider these costs to be a part of our core operations and therefore these costs were excluded from the measure. Further, these costs were disclosed in the footnotes to the financial statements related to the period in which they were incurred. The Company does not currently anticipate incurring similar charges and does not expect to have any similar exclusion to EBITDA, as adjusted, in future periods.

        We believe disclosure of this non-GAAP measure provides useful information to investors because, when viewed with our GAAP results and accompanying reconciliations, it provides a more complete understanding of our performance than GAAP results alone. This is the case because this non-GAAP financial measure excludes from earnings financial and other items that have less bearing on operating performance. When using this measure to compare to other companies, which we believe can be a useful tool to evaluate the Company, please note that an EBITDA measure may be calculated differently between companies, as it is a non-GAAP measure. We cannot ensure that EBITDA, as adjusted, is directly comparable to other companies' similarly titled measures. We urge the readers of financial statements to review the reconciliation of the non-GAAP measure to the most comparable GAAP measure to understand any differences that may exist between companies. Nonetheless, we have shown EBITDA, as adjusted, its definition and its calculation in order to disclose how management uses it, to present the exclusions made and the limitations of it as a measure.

        EBITDA, as adjusted, has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of certain amounts that are material to the Company's consolidated results of operations, as follows:

  •
  EBITDA, as adjusted, does not include interest expense or operating lease expense. Because we have borrowed money in order to finance our operations, interest expense and operating lease expense are necessary elements of our costs and our ability to generate revenue. Therefore any measure that excludes interest expense or operating lease expense has this material limitation.

  •
  EBITDA, as adjusted, does not include income tax expense. Because the payment of taxes is a necessary element of our operations, any measure that excludes income tax expense has this material limitation.

  •
  EBITDA, as adjusted, does not include depreciation and amortization expense. Because we use capital assets, depreciation is a necessary element of our costs and our ability to generate revenue. Therefore any measure that excludes depreciation and amortization expense has this material limitation.

  •
  EBITDA, as adjusted, excludes the impact of foreign currency gains and losses. Because we operate in an international environment, foreign currency gains and losses have a real economic impact on our operations. Therefore any measure that excludes these effects has this material limitation.

  •
  EBITDA, as adjusted, excludes other costs and expenses, such as management fees, non-recurring charges and extraordinary losses, as discussed above. These costs were excluded primarily because the Company does not consider these costs to be part of our core operations. Because the Company will incur costs from time to time that are not part of our core operations, any measure that excludes these costs has this material limitation.

        Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of the Company's performance because this measure excludes certain material items, as noted above. Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows. We do not use EBITDA, as adjusted, in this way because it excludes interest payments and changes in working capital accounts and therefore we urge the readers of our financial statements to not use the measure in this way either. Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results. Management mitigates this limitation by reviewing and disclosing the Company's capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate the Company.

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

Overview

        We provide a full range of natural gas compression services, including sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. Through our core business, contract compression, and our fleet as of March 31, 2004 of approximately 7,100 compressor units comprising approximately 2.3 million horsepower, we provide natural gas compression to domestic and international customers. Through our equipment fabrication business we design, engineer and assemble natural gas and air compressors for sale to third parties and for use in our contract compression fleet. Through our aftermarket services business, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or utilize equipment from our competitors. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users. Our customers consist primarily of domestic and international oil and gas companies, international state-owned oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines.

        Generally, our overall business activity and revenue increase as the demand for compression services increases. In the United States, increases in compression demand are driven by growth in the production of natural gas and by declining reservoir pressure in maturing natural gas producing fields. In international markets, increases in compression demand are driven by growth in natural gas industry infrastructure, environmental initiatives encouraging the production and consumption of natural gas and the growth in the worldwide transportation of natural gas. The demand for compression services is also driven by general increases in the demand for energy fuel stocks, including, natural gas, which is generally driven by economic growth. In addition, the outsourcing of compression needs is driven by the expectation of our customers for improved operating efficiency, increased flexibility to replace compressors as field requirements change and reduced capital requirements.

        The compression industry experienced significant merger and acquisition activity in the 1990s and through 2001. The outsourcing of compression services increased as a percentage of total industry activity in the 1990s and early 2000s as leading compression companies increased in overall size. A high level of compression industry capital expenditures and reduced demand due to lackluster economic activity resulted in reduced utilization beginning in late 2001 and continued into 2002. Industry utilization stabilized in the second half of calendar 2002 and increased during calendar 2003 as a result of reduced capital expenditures and increasing demand due to improving economic activity. During calendar 2003 the industry did not materially increase the supply of contract compression units in the United States due to an emphasis on the redeployment of idle units while growth in international markets continued.

Company Performance Trends

        During fiscal 2001 and fiscal 2002, we increased our natural gas compression fleet, expanded fabrication capabilities for large horsepower units, added complementary aftermarket services and broadened our international operations. Capital expenditures in fiscal 2003 and fiscal 2004 were significantly lower than fiscal 2002 levels as we emphasized the redeployment of idle fleet units.

        In fiscal 2004, we had improved natural gas compression fleet utilization and increased revenues in fabrication and aftermarket services due primarily to improved industry conditions and the implementation of our focused business strategy.

Fiscal 2004 Financial Highlights

        Net income for the fiscal year ended March 31, 2004 declined compared to the prior year by $2.7 million, or 8.1%, primarily as a result of debt extinguishment costs of $14.9 million ($9.4 million net of tax) related to our refinancing activity during the three months ended June 30, 2003. Significant items for the fiscal years are discussed as follows:

  •
  Higher Revenue. Total revenue was higher by $63.6 million, or 10.2%, for the fiscal year ended March 31, 2004 due primarily to higher levels of activity across all four of our business segments.

  •
  Debt Extinguishment Costs. The debt extinguishment costs of $14.9 million included in the fiscal year results primarily related to the May 2003 refinancing and consisted of the write-off of deferred financing costs of $1.9 million, premium costs of $12.0 million and $0.5 million in transaction expenses.

  •
  Lower Combined Operating Lease and Interest Expense. Compared to the prior fiscal year, on a combined basis, these items were lower by $9.0 million, or 10.9%, primarily as a result of the Company's refinancing of $175.0 million of long-term debt in May 2003, which both reduced the amount of the Company's long-term debt outstanding by approximately $55.0 million and lowered the interest rate on that debt to 7 1/4% from 9 7/8%.

  •
  Higher Depreciation and Amortization Expense. Depreciation and amortization expense increased by $21.9 million, or 34.4%, due primarily to depreciation of on-going capital expenditures and the inclusion of additional compression equipment on the Company's balance sheet as of December 31, 2002.

Fiscal 2004 Operating Highlights

        The higher revenue for the fiscal year ended March 31, 2004, is attributable to increased industry activity and customer demand, which resulted in higher utilization in both the domestic and international contract compression fleets and increased sales in the fabrication and aftermarket services businesses. The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	For the Year Ended March 31,
	2004	2003
	(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,904	1,957
International contract compression	417	368

Total	2,321	2,325
Average Contracted Horsepower:
Domestic contract compression	1,646	1,602
International contract compression	360	311
Total	2,006	1,913
Horsepower Utilization:
Spot (at period end)	86.1%	83.6%
Average	85.8%	83.3%
	As of March 31,
	2004	2003
	(In millions)
Fabrication Backlog	$88.2	$55.7

        Domestic average contracted horsepower increased by 2.7% for the fiscal year ended March 31, 2004 compared to the fiscal year ended March 31, 2003. International average contracted horsepower increased by 15.8% for the fiscal year ended March 31, 2004 compared to the prior fiscal year. These increases were primarily attributable to higher customer demand.

        The decrease in domestic horsepower for the fiscal year ended March 31, 2004 from the prior year was primarily attributable to the sale of units to customers exercising purchase options on compression equipment. The increase in international horsepower was primarily attributable to horsepower that was added in Latin America.

        The backlog of fabrication projects at June 8, 2004 was approximately $88.9 million. A majority of the backlog is expected to be completed within a 180-day period.

Financial Results of Operations

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$280,951	$265,465
% of revenue	40.8%	42.5%
International contract compression	$82,589	$66,505
% of revenue	12.0%	10.6%
Fabrication	$183,685	$162,678
% of revenue	26.7%	26.0%
Aftermarket services	$141,561	$130,570
% of revenue	20.5%	20.9%
Total revenue	$688,786	$625,218
Gross profit:
Domestic contract compression	$178,543	$169,868
International contract compression	64,159	53,769
Fabrication	15,888	16,075
Aftermarket services	30,891	28,256
Total gross profit	$289,481	$267,968
Gross margin:
Domestic contract compression	63.5%	64.0%
International contract compression	77.7%	80.8%
Fabrication	8.6%	9.9%
Aftermarket services	21.8%	21.6%
Total gross margin	42.0%	42.9%
Expenses:
Depreciation and amortization	(85,650)	(63,706)
Selling, general and administrative	(67,516)	(67,944)
Operating lease expense	—	(46,071)
Interest expense, net	(73,475)	(36,421)
Debt extinguishment costs	(14,903)	—
Foreign currency gain/(loss)	529	(459)
Other income	1,883	1,126
Facility consolidation costs	(1,821)	—
Income taxes	(17,741)	(20,975)
Net income	$30,787	$33,518

        Revenue.    Total revenue increases were realized across all business segments for the fiscal year ended March 31, 2004 compared to the prior year. Domestic contract compression revenue increased due to higher average contract rates and improved utilization, both of which contributed equally to the increase. International contract compression revenue increased primarily as a result of additional compression business in Brazil and Argentina, which contributed increases of $10.3 million and $3.8 million, respectively. Fabrication revenue increased due to additional projects for customers in our United States and Canadian regions resulting in increases of $24.5 million and $11.0 million, respectively. These increases were partially offset by declines in the Asia Pacific region of $7.9 million and the Latin American region of $6.6 million. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue, which occurs at the time of shipment. Aftermarket services revenue was higher due primarily to increased customer demand in the United States ($3.8 million), Canada ($3.2 million) and the Asia Pacific region ($2.8 million).

        Gross Profit.    The changes to gross profit (defined as total revenues less direct costs) for the fiscal year ended March 31, 2004 compared to the prior year were primarily attributable to revenue increases discussed above for domestic contract compression, international contract compression and aftermarket services. Fabrication gross profit decreased due to higher costs in the first fiscal quarter primarily as a result of cost overruns related to several highly customized fabrication projects for customers in the Asia Pacific region.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the fiscal year ended March 31, 2004 was $223.8 million. The increase in EBITDA of 11.3% from the prior year is primarily attributable to the revenue increases discussed above for domestic contract compression, international contract compression and aftermarket services. EBITDA, as adjusted is defined, discussed and reconciled to net income on page 19 of this report, within Item 6, Selected Financial Data.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the fiscal year ended March 31, 2004 compared to the prior year resulted from on-going capital additions which increased depreciation by approximately $14.6 million and the inclusion of additional compression equipment on the balance sheet as of December 31, 2002 due to the consolidation of the operating lease facilities. Depreciation expense related to this equipment began January 1, 2003 and was partially offset by the change in estimated useful lives of the compressor fleet discussed below. The combined impact of the consolidation of the compressor equipment in the operating lease facilities and the extension of the useful lives of the compressor fleet at December 31, 2002 increased depreciation expense by approximately $7.8 million.

        In fiscal 2003, we evaluated the estimated useful lives used for book depreciation purposes for our compressor fleet based upon equipment type, key components and industry experience of the actual useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002, the combined operating lease expense and interest expense, for the fiscal year ended March 31, 2004 decreased by $9.0 million, or 10.9% compared to the prior year. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness to 7 1/4% from 9 7/8%. Interest expense decreased $4.8 million as a result of the $55.0 million reduction in debt and decreased $4.0 million due to the lower interest rate on the $175.0 million of indebtedness.

        Operating Lease Expense.    As a result of the consolidation of the lease facilities, there was no operating lease expense related to the operating lease facilities during the fiscal year ended March 31, 2004. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense, Net.    Interest expense, net, increased for the fiscal year ended March 31, 2004 compared to the prior year primarily due to the consolidation of the operating lease facilities as of December 31, 2002 which resulted in the classification of operating lease expense subsequent to December 31, 2002 as interest expense.

        Debt Extinguishment Costs.    Debt extinguishment costs incurred during the fiscal year ended March 31, 2004 were primarily due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008 in May 2003. The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. As a result of the early extinguishment of debt, a charge of $14.4 million was recognized resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs. Additional debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% Senior Notes during the three months ended March 31, 2004.

        Other Income, Net.    Other income, net of other expenses, for both the fiscal year ended March 31, 2004 and the prior year, was primarily comprised of gains from the sale of domestic contract compression equipment, primarily due to customers exercising purchase options.

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility were $1.8 million during the year ended March 31, 2004. These costs were primarily for severance, personnel costs and relocation costs. The Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2003	2002
	(Dollars in thousands)
Revenue:
Domestic contract compression	$265,465	$267,550
% of revenue	42.5%	39.3%
International contract compression	$66,505	$60,185
% of revenue	10.6%	8.9%
Fabrication	$162,678	$211,265
% of revenue	26.0%	31.1%
Aftermarket services	$130,570	$140,989
% of revenue	20.9%	20.7%
Total revenue	$625,218	$679,989
Gross profit:
Domestic contract compression	$169,868	$169,892
International contract compression	53,769	43,411
Fabrication	16,075	24,347
Aftermarket services	28,256	30,696
Total gross profit	$267,968	$268,346
Gross margin:
Domestic contract compression	64.0%	63.5%
International contract compression	80.8%	72.1%
Fabrication	9.9%	11.5%
Aftermarket services	21.6%	21.8%
Total gross margin	42.9%	39.5%
Expenses:
Depreciation and amortization	(63,706)	(48,600)
Selling, general and administrative	(67,944)	(60,890)
Operating lease expense	(46,071)	(55,401)
Interest expense, net	(36,421)	(23,017)
Foreign currency gain/(loss)	(459)	42
Other income/(loss), net	1,126	(141)
Income taxes	(20,975)	(30,931)
Net income	$33,518	49,408

        Revenue.    Total revenue for the fiscal year ended March 31, 2003 decreased $54.8 million, or 8.1%, to $625.2 million, compared to $680.0 million for the fiscal year ended March 31, 2002 largely as a result of declines in fabrication and aftermarket services. Domestic contract compression revenue decreased by $2.1 million, or 1%, to $265.5 million during the fiscal year ended March 31, 2003 from $267.6 million during the fiscal year ended March 31, 2002. International contract compression revenue increased by $6.3 million, or 10.5%, to $66.5 million during the fiscal year ended March 31, 2003 from $60.2 million during the fiscal year ended March 31, 2002. The decrease in domestic contract compression revenue was a result of lower horsepower utilization in a period of reduced energy industry activity that resulted in a reduced demand for contract compression services. The increase in international contract compression revenue resulted from new contract settlements negotiated with our Argentina customers in the first quarter of fiscal year 2003 and expansion of our business in the Latin America and Asia Pacific regions.

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

        Gross Profit.    Gross profit for the fiscal year ended March 31, 2003 decreased $0.4 million, or 0.1%, to $268.0 million from gross profit of $268.3 million for the fiscal year ended March 31, 2002 reflecting declines in fabrication and aftermarket services that were partially offset by an increase in international contract compression. Fabrication gross profit for the fiscal year ended March 31, 2003 decreased $8.3 million, or 34.0%, to $16.1 million compared to a gross profit of $24.3 million for the fiscal year ended March 31, 2002. Fabrication gross profit decreased primarily due to lower demand during the fiscal year. Aftermarket services gross profit for the fiscal year ended March 31, 2003 decreased $2.4 million or 7.9%, to $28.3 million compared to a gross profit of $30.7 million for the fiscal year ended March 31, 2002. Aftermarket services gross profit decreased primarily due to the overall slowdown in energy industry activity.

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

        EBITDA as adjusted.    EBITDA, as adjusted, for the fiscal year ended March 31, 2003 decreased 3.0% to $201.2 million from $207.3 million for the fiscal year ended March 31, 2002, primarily due to increases in the selling, general and administrative costs. EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 19 of this report, within Item 6, Selected Financial Data.

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

        In fiscal 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. The impact from extending the estimated useful lives of the equipment that was recorded on Universal's balance sheet on December 31, 2002 (excluding the gas compression equipment related to the operating lease facilities) reduced depreciation expense by approximately $3.0 million for the year ended March 31, 2003.

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

Liquidity and Capital Resources

        Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.

        Operations.    Net cash provided by operating activities exceeded net cash used in investing and financing activities by $49.5 million and $65.5 million for the fiscal years ended March 31, 2004 and 2003, respectively. Based on current market conditions, we expect that net cash provided by operating activities will continue to be sufficient to finance our operating expenditures, capital expenditures and debt repayments through the 2005 fiscal year. Working capital, net of cash, was $53.4 million and $86.7 million at March 31, 2004 and March 31, 2003, respectively.

        Capital expenditures.    Capital expenditures for the fiscal year ended March 31, 2004 were $86.6 million consisting of $47.6 million for fleet additions, $27.9 million for compressor overhauls, $4.9 million for service trucks and $6.2 million for machinery, equipment, information technology equipment and other items. We expect capital expenditures to be approximately $90 to $110 million for the fiscal year ending March 31, 2005, including approximately $30 million for compression fleet maintenance capital. Historically, we have financed capital expenditures with net cash provided by operations and financing activities.

        If we were to make significant additional acquisitions for cash, we might need to obtain additional debt or equity financing.

        Long-term debt.    As of March 31, 2004, we had approximately $881.3 million in outstanding debt obligations consisting primarily of $527.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of senior notes due 2008 and term loan due 2008 (together, the "BRL lease facility"), $175.7 million outstanding of 7 1/4% senior notes due 2010, and $175.0 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"). The maturities of this debt are shown below. We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

(In thousands)
2005	$12,205
2006	16,214
2007	16,237
2008	543,442
2009	16,138
Thereafter	277,045

Total debt	$881,281

        Availability.    As of March 31, 2004, after giving effect to $9.1 million of outstanding letters of credit under our financing documents, we had an aggregate unused credit availability of approximately $140.9 million from our revolving credit facility and our ABS lease facility.

        Refinancing activity.    In May 2003, Universal commenced a tender offer to purchase the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption of the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly-traded notes during the second quarter of fiscal 2004. During the three months ended March 31, 2004 we repurchased $5.0 million of our 8 7/8% Senior Notes due February 2008. We repurchased an additional $5.0 million of our 8 7/8% Senior Notes in April 2004 and will continue to look at opportunistic repurchases subject to market conditions.

        Contractual Obligations.    The following table summarizes our cash contractual obligations as of March 31, 2004 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Total debt	$881,281	$12,205	$32,451	$559,580	$277,045
Capital leases	3,381	2,343	764	274

Total contractual cash obligations	$884,662	$14,548	$33,215	$559,854	$277,045

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management's most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Allowances and Reserves

        Our customers are evaluated for credit worthiness prior to the extension of credit. We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an on-going basis, we conduct an evaluation of the financial strength of our customers based on payment history and make adjustments to the allowance as necessary. Since most of our customers are in the energy industry, their ability to pay balances due could be affected by dramatic changes in the price and demand for their products.

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

        The Company evaluated the estimated useful life used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years.

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

        In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we no longer amortize goodwill. We perform an impairment test for goodwill assets annually, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. During the fourth quarter of fiscal year 2004, we performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred; however, if for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for the impairment.

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

        We provide contract compression services to a global market. As such, we are subject to taxation not only in the United States but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future taxable income, which in turn determines the realizability of our deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity ("VIE") if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 ("FIN 46R"), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. The adoption of the provision of FIN 46 and FIN 46R did not have a material impact on the consolidated statements of operations, cash flows or financial position.

        In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement for revenue arrangements entered into after June 15, 2003 did not have a material impact on the Company's consolidated statements of operations, cash flows or financial position.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Universal adopted SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. SFAS No. 149 did not have a material impact on the Company's consolidated statements of operations, cash flows or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

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

        Gas contract compression operations are significantly dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for our contract compression services and products. Similarly, a decrease in capital spending by our customers could result in reduced demand for our fabrication and aftermarket services businesses. These events could materially adversely affect our business, results of operations and financial condition.

Our international operations subject us to risks that are difficult to predict.

        For the year ended March 31, 2004, we derived approximately 28.4% of our revenue from international operations. We intend to continue to expand our business in Latin America, and Asia Pacific and, ultimately, other international markets. This may make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

        The contract compression, fabrication, and aftermarket services businesses are highly competitive and there are low barriers to entry for individual projects. In addition, some of our competitors are large national and multinational companies that provide contract compression and fabrication services to third parties; some of these competitors have greater financial and other resources than we do. If our competitors substantially increase the resources they devote to the development and marketing of competitive products and services, we may not be able to compete effectively.

We are dependent on particular suppliers and are vulnerable to product shortages and price increases.

        Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have a material adverse effect on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a material adverse effect on our results of operations.

Natural gas operations entail inherent risks and we do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

        Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, there can be no assurance that our insurance will be adequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

The sale of stock by Weatherford, which currently owns approximately 44% of our common stock, may depress our stock price.

        Weatherford has registered with the United States Securities and Exchange Commission, and may sell at any time, up to 7,000,000 of its shares of our common stock. In addition, the other 6,750,000 shares of our common stock owned by Weatherford are subject to registration rights and may be resold at any time. The sale of substantial amounts of our stock owned by Weatherford in the public market, or the belief that these sales may occur, could reduce the market price of our stock, making it more difficult for us to raise funds through future offerings of our common stock and to acquire businesses using our stock as consideration.

Weatherford's voting power may give it the ability to control the outcome of matters submitted to a vote of our stockholders.

        Weatherford's 13,750,000 shares, or approximately 44%, of our outstanding common stock may give it the ability to control the outcome of matters submitted to a vote of our stockholders. If Weatherford sells all of the 7,000,000 shares it has registered with the United States Securities and Exchange Commission, it would nonetheless continue to own beneficially approximately 22% of the outstanding shares of our common stock as of such date. In addition to its voting power, Weatherford and its affiliates are entitled to designate three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board.

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

        We are a holding company and, as such, derive all of our operating income from our operating subsidiary, Universal Compression, Inc., and its subsidiaries. We do not have any significant assets other than the stock of our operating subsidiary. Consequently, we are dependent on the earnings and cash flow of our subsidiaries to meet our obligations. Our subsidiaries are separate legal entities that are not legally obligated to make funds available to us, and in some cases may be contractually restricted from doing so. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us amounts necessary to meet our obligations.

We are highly leveraged, a significant portion of our cash flow must be used to service our obligations and we are vulnerable to interest rate increases.

        We have now and will continue to have a significant amount of debt. As of March 31, 2004, we had approximately $881.3 million in outstanding debt obligations consisting primarily of $527.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of senior notes due 2008 and term loan due 2008, the BRL lease facility, and $175.7 million outstanding of 7 1/4% senior notes due 2010 and $175.0 million outstanding under the the ABS lease facility. This amount excludes approximately $9.1 million of letters of credit, as of March 31, 2004, issued under our $125 million senior secured revolving credit facility.

        As of March 31, 2004, approximately $182.2 million of our outstanding debt bore interest at floating rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available to make payments of interest and principal on the notes and for capital investment, operations or other purposes. Our significant leverage increases our vulnerability to general adverse economic and industry conditions.

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

  •
  make capital expenditures.

        We and our subsidiaries are also required by our credit facilities to maintain debt coverage ratios, interest coverage ratios and a specified tangible net worth. All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of the indentures and the credit facilities may be affected by changes in our operating and financial performance, changes in business conditions or results of operation, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those obligations to become due and payable. If any of our indebtedness were to be accelerated, there can be no assurance that we would be able to repay or refinance it.

We are exposed to exchange rate fluctuations.

        Our reporting currency is the U.S. dollar. Historically, our foreign operations, including assets and liabilities and revenues and expenses, have been denominated in various currencies other than the U.S. dollar, and we expect that our foreign operations will continue to be so denominated. As a result, the U.S. dollar value of our foreign operations has varied, and will continue to vary, with exchange rate fluctuations. In this respect, historically we have been primarily exposed to fluctuations in the exchange rate of the Argentine peso, Brazilian real, Thai baht, Mexican peso, Australian dollar and Canadian dollar against the U.S. dollar.

        A decrease in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a material adverse effect on our business, financial condition or results of operations as reported in U.S. dollars.

        In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues and expenses of our foreign operations are translated using average exchange rates during each period.

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

        We anticipate that we will continue to make substantial capital investments to expand and maintain our contract compression fleet. Capital expenditures for the fiscal year ended March 31, 2004 were $86.6 million consisting of $47.6 million for fleet additions, $27.9 million for compressor overhauls, $4.9 million for service trucks and $6.2 million for machinery, equipment, information technology equipment and other items. We expect to spend between $90 and $110 million on capital expenditures during fiscal year 2005, approximately $30 million of which would be used for compression fleet maintenance capital. Historically, we have paid for these investments through internally generated funds and external financings. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures, it could materially adversely affect our results of operations, financial condition and growth.

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

Future terrorist attacks or responses thereto could adversely affect our company.

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

Financial Results of Operations.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of Universal's business segments:

	Year Ended March 31,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$280,951	$265,465
% of revenue	40.8%	42.5%
International contract compression	$82,589	$66,505
% of revenue	12.0%	10.6%
Fabrication	$183,685	$162,678
% of revenue	26.7%	26.0%
Aftermarket services	$141,561	$130,570
% of revenue	20.5%	20.9%
Total revenue	$688,786	$625,218
Gross profit:
Domestic contract compression	$178,543	$169,868
International contract compression	64,159	53,769
Fabrication	15,888	16,075
Aftermarket services	30,891	28,256
Total gross profit	$289,481	$267,968
Gross margin:
Domestic contract compression	63.5%	64.0%
International contract compression	77.7%	80.8%
Fabrication	8.6%	9.9%
Aftermarket services	21.8%	21.6%
Total gross margin	42.0%	42.9%
Expenses:
Depreciation and amortization	(85,650)	(63,706)
Selling, general and administrative	(67,516)	(67,944)
Operating lease expense	—	(46,071)
Interest expense, net	(73,475)	(36,421)
Debt extinguishment costs	(14,903)	—
Foreign currency gain/(loss)	529	(459)
Other income, net	1,883	1,126
Facility consolidation costs	(1,821)	—
Income taxes	(17,741)	(20,975)
Net income	$30,787	$33,518

        Revenue.    Total revenue increases were realized across all business segments for the fiscal year ended March 31, 2004 compared to the prior year. Domestic contract compression revenue increased due to higher average contract rates and improved utilization, both of which contributed equally to the increase. International contract compression revenue increased primarily as a result of additional compression business in Brazil and Argentina, which contributed increases of $10.3 million and $3.8 million, respectively. Fabrication revenue increased due to additional projects for customers in our United States and Canadian regions resulting in increases of $24.5 million and $11.0 million, respectively. These increases were partially offset by declines in the Asia Pacific region of $7.9 million and the Latin American region of $6.6 million. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue, which occurs at the time of shipment. Aftermarket services revenue was higher due primarily to increased customer demand in the United States ($3.8 million), Canada ($3.2 million) and the Asia Pacific region ($2.8 million).

        Gross Profit.    The changes to gross profit (defined as total revenues less direct costs) for the fiscal year ended March 31, 2004 compared to the prior year were primarily attributable to revenue increases discussed above for the domestic contract compression, the international contract compression and the aftermarket services business segments. Fabrication gross profit decreased due to higher costs in the first fiscal quarter primarily as a result of cost overruns related to several highly customized fabrication projects for customers in the Asia Pacific region.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the fiscal year ended March 31, 2004 was $223.8 million. The increase in EBITDA of 11.3% from the prior year is primarily attributable to the revenue increases discussed above for domestic contract compression, international contract compression and aftermarket services. EBITDA, as adjusted is defined, discussed and reconciled to net income on page 19 of this report, within Item 6, Selected Financial Data.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the fiscal year ended March 31, 2004 compared to the prior year resulted from on-going capital additions which increased depreciation by approximately $14.6 million and the inclusion of additional compression equipment on the balance sheet as of December 31, 2002 due to the consolidation of the operating lease facilities. Depreciation expense related this equipment began January 1, 2003 and was partially offset by the change in estimated useful lives of the compressor fleet discussed below. The combined impact of the consolidation of the compressor equipment in the operating lease facilities and the extension of the useful lives of the compressor fleet at December 31, 2002 increased depreciation expense by approximately $7.8 million.

        In fiscal 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003.

        Combined Operating Lease Expense and Interest Expense.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002, the combined operating lease expense and interest expense, for the fiscal year ended March 31, 2004 decreased by $9.0 million, or 10.9% compared to the prior year. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness to 7 1/4% from 9 7/8%. Interest expense decreased $4.8 million as a result of the $55.0 million reduction in debt and decreased $4.0 million due to the lower interest rate on the $175.0 million of indebtedness.

        Operating Lease Expense.    As a result of the consolidation of the lease facilities, there was no operating lease expense related to the operating lease facilities during the fiscal year ended March 31,

2004. The operating lease expense related to the operating lease facilities has been recognized as interest expense subsequent to the consolidation of the lease facilities on December 31, 2002.

        Interest Expense, Net.    Interest expense, net, increased for the fiscal year ended March 31, 2004 compared to the prior year primarily due to the consolidation of the operating lease facilities as of December 31, 2002, which resulted in the classification of operating lease expense subsequent to December 31, 2002 as interest expense.

        Debt Extinguishment Costs.    Debt extinguishment costs incurred during the fiscal year ended March 31, 2004 were primarily due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008 in May 2003. The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. As a result of the early extinguishment of debt, a charge of $14.4 million was recognized resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs. Additional debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% senior notes during the three months ended March 31, 2004.

        Other Income, Net.    Other income, net of other expenses, for both the fiscal year ended March 31, 2004 and the prior year, was primarily comprised of gains from the sale of domestic contract compression equipment due to customers exercising purchase options.

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility were $1.8 million during the year ended March 31, 2004. These costs were primarily for severance, personnel costs and relocation costs. The Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of Universal's business segments:

	Year Ended March 31,
	2003	2002
	(Dollars in thousands)
Revenue:
Domestic contract compression	$265,465	$267,550
% of revenue	42.5%	39.3%
International contract compression	$66,505	$60,185
% of revenue	10.6%	8.9%
Fabrication	$162,678	$211,265
% of revenue	26.0%	31.1%
Aftermarket services	$130,570	$140,989
% of revenue	20.9%	20.7%
Total revenue	$625,218	$679,989
Gross profit:
Domestic contract compression	$169,868	$169,892
International contract compression	53,769	43,411
Fabrication	16,075	24,347
Aftermarket services	28,256	30,696
Total gross profit	$267,968	$268,346
Gross margin:
Domestic contract compression	64.0%	63.5%
International contract compression	80.8%	72.1%
Fabrication	9.9%	11.5%
Aftermarket services	21.6%	21.8%
Total gross margin	42.9%	39.5%
Expenses:
Depreciation and amortization	(63,706)	(48,600)
Selling, general and administrative	(67,944)	(60,890)
Operating lease expense	(46,071)	(55,401)
Interest expense, net	(36,421)	(23,017)
Foreign currency gain/(loss)	(459)	42
Other income/(loss), net	1,126	(141)
Income taxes	(20,975)	(30,931)
Net income	$33,518	$49,408

        Revenue.    Total revenue for the fiscal year ended March 31, 2003 decreased $54.8 million, or 8.1%, to $625.2 million, compared to $680.0 million for the fiscal year ended March 31, 2002 largely as a result of declines in fabrication and aftermarket services. Domestic contract compression revenue decreased by $2.1 million, or 1%, to $265.5 million during the fiscal year ended March 31, 2003 from $267.6 million during the fiscal year ended March 31, 2002. International contract compression revenue increased by $6.3 million, or 10.5%, to $66.5 million during the fiscal year ended March 31, 2003 from $60.2 million during the fiscal year ended March 31, 2002. The decrease in domestic contract compression revenue was a result of lower horsepower utilization in a period of reduced energy industry activity that resulted in a reduced demand for contract compression services. The increase in international contract compression revenue resulted from new contract settlements negotiated with our Argentina customers in the first quarter of fiscal year 2003 and expansion of our business in the Latin America and Asia Pacific regions.

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

        Gross Profit.    Gross profit for the fiscal year ended March 31, 2003 decreased $0.4 million, or 0.1%, to $268.0 million from gross profit of $268.3 million for the fiscal year ended March 31, 2002 reflecting declines in fabrication and aftermarket services that were partially offset by an increase in international contract compression. Fabrication gross profit for the fiscal year ended March 31, 2003 decreased $8.3 million, or 34.0%, to $16.1 million compared to a gross profit of $24.3 million for the fiscal year ended March 31, 2002. Fabrication gross profit decreased primarily due to lower demand during the fiscal year. Aftermarket services gross profit for the fiscal year ended March 31, 2003 decreased $2.4 million or 7.9%, to $28.3 million compared to a gross profit of $30.7 million for the fiscal year ended March 31, 2002. Aftermarket services gross profit decreased primarily due to the overall slowdown in energy industry activity.

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

        EBITDA, as adjusted.    EBITDA, as adjusted, for the fiscal year ended March 31, 2003 decreased 3.0% to $201.2 million from $207.3 million for the fiscal year ended March 31, 2002, primarily due to increases in the selling, general and administrative costs. EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 19 of this report, within Item 6, Selected Financial Data.

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

        In fiscal 2003, Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. The impact from extending the estimated useful lives of the equipment that was recorded on Universal's balance sheet on December 31, 2002 (excluding the gas compression equipment related to the operating lease facilities) reduced depreciation expense by approximately $3.0 million for the year ended March 31, 2003.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. Some of the interest and lease payments under our financing arrangements are based on a floating rate plus an applicable margin. The variable interest rate under our revolving credit facility, which had no amounts outstanding as of March 31, 2004, is based upon either a base rate or LIBOR, at our option, and the applicable margin is a variable amount from 1.5% to 2.5% based on a leverage ratio. The variable interest rate under our $82.2 million term loan is based upon the one month LIBOR rate and the applicable margin is a fixed 3.25%. The one month LIBOR at June 7, 2004 was 1.1%. The variable interest rate applicable to $100 million of our 7 1/4% senior notes due 2010 pursuant to an interest rate swap is based upon the six month LIBOR rate. The six month LIBOR rate at June 7, 2004 was 1.6%. As of March 31, 2004, approximately $182.2 million of our outstanding indebtedness and other obligations bore interest at floating rates and a 1.0% increase in interest rates would result in an approximate $1.8 million annual increase in our interest expense.

        We hold interest rate swaps related to the ABS lease facility. At March 31, 2004, the fair market value of these interest rate swaps was a liability of approximately $14.4 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.4%.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that material information required to be in this report is made known to Company management, including the Chief Executive Officer and Chief Financial Officer, by others on a timely basis. As required by Exchange Act Rule 13a-15(d) and Rule 15d-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, also evaluated whether any change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended March 31, 2004 has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the Company's fourth fiscal quarter ended March 31, 2004.

PART III

ITEM 10. Directors and Executive Officers of the Company

        The information included or to be included in our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the caption "Proposal 1: Election of Directors" is incorporated by reference herein.

ITEM 11. Executive Compensation

        The information included or to be included under the caption "Executive Compensation" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information included or to be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

        The information included or to be included under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 14. Principal Accountant Fees and Services

        The information included or to be included under the caption "Proposal 4: Ratification of Appointment of Independent Auditors" in our definitive proxy statement for our 2004 Annual Meeting of Stockholders is incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K

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

  (b)
  Reports on Form 8-K

    On January 27, 2004, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the quarter ended December 31, 2003.

  (c)
  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 23, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Weatherford International, Inc., WEUS Holding, Inc. and Enterra Compression Company (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 26, 2000).
3.1	Restated Certificate of Incorporation of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3.2	Restated Bylaws of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
8 7/8% Senior Secured Notes due 2008
4.1	Indenture, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
4.2	First Supplemental Indenture, dated September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).

ABS Operating Lease Facility
4.3	Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.4	Series 2002-1 Supplement, dated December 31, 2002, to Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.5	Amendment Number 1 to Indenture, dated December 18, 2003, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
4.6*	Amendment Number 2 to Indenture, dated January 14, 2004, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnesota, National Association), as Indenture Trustee, with respect to the ABS operating lease facility
7 1/4% Senior Notes due 2010
4.7	Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).
4.8	Specimen of Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).
Senior Secured Notes Operating Lease Facility
10.1	Equipment Lease Agreement, dated February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.2	First Amendment to Equipment Lease Agreement, dated October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.3	Second Amendment to Equipment Lease Agreement, dated November 20, 2002, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.4	First Amended and Restated Participation Agreement, dated October 15, 2001, among Universal Compression, Inc., as Lessee; Universal Compression Holdings, Inc., as Guarantor; BRL Universal Compression Equipment 2001 A, L.P., as Lessor; the financial institutions listed on the signature pages as Tranche B Lenders; The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders; BRL Universal Equipment Management, Inc., as Lessor General Partner; Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders; Deutsche Banc Alex. Brown Inc., as Arranger; The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders; Bank One, N.A., as Documentation Agent for Tranche B Lenders; and First Union National Bank, as Managing Agent; with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.5	Participation Agreement Supplement No. 1, dated October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, and The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.6	First Amendment to First Amended and Restated Participation Agreement, dated November 20, 2002, among Universal Compression, Inc., BRL Universal Equipment 2001 A, L.P. and Deutsche Bank Trust Company Americas, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.7	Tranche B Loan Agreement, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and the Tranche B Lenders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.8	First Amendment to Tranche B Loan Agreement, dated October 15, 2001, among BRL Universal Equipment 2001 A, L.P. and Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.9	Engagement and Indemnity Letter, dated February 9, 2001 among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp., with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.12 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
ABS Lease Facility
10.10	Master Equipment Lease Agreement, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).

10.11	Guaranty, dated December 31, 2002, made by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.12	Management Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.13	Back-up Management Agreement, dated December 31, 2002, among Caterpillar Inc., UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Universal Compression, Inc., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.14	Head Lessee Security Agreement, dated December 31, 2002, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.7 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.15	Intercreditor and Collateral Agency Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., Wells Fargo Bank Minnesota, National Association, Wachovia Bank, National Association and Bank One, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.16	Insurance and Indemnity Agreement, dated December 31, 2002, by and among Ambac Assurance Corporation, BRL Universal Compression Funding I 2002, L.P., Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.17*	Amendment Number 1 to the Head Lessee Security Agreement, dated January 14, 2004, between UCO Compression 2002, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility.
Bank Agreements
10.18	Senior Secured Revolving Credit Agreement, dated February 9, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.19	First Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated October 15, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10.20	Second Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated September 30, 2002, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.21	Guaranty and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. and in favor of First Union National Bank, as Administrative Agent, dated February 9, 2001 (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.22	Security Agreement (Pledge and Assignment), dated February 9, 2001, between Universal Compression International, Inc. and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.23*	Third Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated February 14, 2004, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, and the lenders signatory thereto.
Executive Compensation Plans and Arrangements
10.24†	Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.25†	Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.26†	Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.27†	Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).
10.28†	Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.29†	Form of Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors (incorporated by reference to Exhibit 10.30 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.30*†	Form of Stock Option Agreement under the Incentive Stock Option Plan for employees.
10.31†	Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).

10.32†	Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.33†	Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.34†	Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.35†	Amendment Number One to Employees' Supplemental Savings Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.53 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).
10.36†	Amendment Number Two to Employees' Supplemental Savings Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.37†	Amendment Number Three to Employees' Supplemental Savings Plan, dated September 1, 2002 (incorporated by reference to Exhibit 10.35 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).
10.38†	Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.39†	Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).
10.40†	Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.41†	Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.42†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.43†	Involuntary Termination Agreement, dated October 25, 2001, by and between Universal Compression, Inc. and Richard Leong (incorporated by reference to Exhibit 10.41 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).
Registration Rights Agreements
10.44	Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.45	Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).

10.46	Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.47	Amended and Restated Registration Rights Agreement, dated March 23, 2004, by and between Universal Compression Holdings, Inc. and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-3 (File No. 333-114145).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Powers of attorney (set forth on the signature page hereof).
31.1*	Rule 13a-14(a) Certifications of the CEO.
31.2*	Rule 13a-14(a) Certifications of the CFO.
31.3*	Rule 15d-14(a) Certification of the CEO
31.4*	Rule 15d-14(a) Certification of the CFO
32.1*	Section 1350 Certifications.
32.2*	Section 1350 Certifications.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Universal Compression Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at E-1, which represents Schedule II to the consolidated financial statements of the Company. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 4, 2004

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2004	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$121,189	$71,693
Accounts receivable, net of allowance for bad debts of $3,189 and $8,146 as of March 31, 2004 and 2003, respectively	79,587	77,565
Current portion of notes receivable	709	2,722
Inventories, net of reserve for obsolescence of $12,041 and $10,468 as of March 31, 2004 and 2003, respectively	89,968	91,332
Current deferred tax asset	5,819	10,890
Other	13,938	7,258

Total current assets	311,210	261,460
Contract compression equipment	1,344,218	1,316,214
Other property	117,128	106,496
Accumulated depreciation and amortization	(216,569)	(145,916)

Net property, plant and equipment	1,244,777	1,276,794
Goodwill	390,371	387,711
Notes receivable	444	2,555
Other non-current assets	25,649	25,367

Total assets	$1,972,451	$1,953,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$44,948	$43,210
Accrued liabilities	40,765	32,317
Unearned revenue	25,596	13,272
Accrued interest	10,933	9,934
Current portion of long-term debt and capital lease obligations	14,369	4,322

Total current liabilities	136,611	103,055
Capital lease obligations	997	3,180
Long-term debt	869,076	937,653
Non-current deferred tax liability	149,554	148,795
Derivative financial instrument used for hedging purposes	14,423	15,404
Other liabilities	2,555	1,349

Total liabilities	1,173,216	1,209,436
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 31,294 and 30,732 shares issued, 31,293 and 30,731 shares outstanding as of March 31, 2004 and 2003, respectively	313	308
Treasury stock, 1 shares at cost outstanding as of March 31, 2004 and 2003	(11)	(17)
Additional paid-in capital	734,124	724,491
Deferred compensation	(1,256)	(2,009)
Other comprehensive loss	(35,344)	(48,944)
Retained earnings	101,409	70,622

Total stockholders' equity	799,235	744,451

Total liabilities and stockholders' equity	$1,972,451	$1,953,887

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended March 31,
	2004	2003	2002
Revenue:
Domestic contract compression	$280,951	$265,465	$267,550
International contract compression	82,589	66,505	60,185
Fabrication	183,685	162,678	211,265
Aftermarket services	141,561	130,570	140,989

Total revenue	688,786	625,218	679,989

Costs and expenses:
Domestic contract compression—direct costs	102,408	95,597	97,658
International contract compression—direct costs	18,430	12,736	16,774
Fabrication—direct costs	167,797	146,603	186,918
Aftermarket services—direct costs	110,670	102,314	110,293
Depreciation and amortization	85,650	63,706	48,600
Selling, general and administrative	67,516	67,944	60,890
Operating lease expense	—	46,071	55,401
Interest expense, net	73,475	36,421	23,017
Debt extinguishment costs	14,903	—	—
Foreign currency (gain)/loss	(529)	459	(42)
Other (income)/expense, net	(1,883)	(1,126)	141
Facility consolidation costs	1,821	—	—

Total costs and expenses	640,258	570,725	599,650

Income before income taxes	48,528	54,493	80,339
Income tax expense	17,741	20,975	30,931

Net income	$30,787	$33,518	$49,408

Weighted average common and common equivalent shares outstanding:
Basic	30,848	30,665	30,008
Diluted	31,283	30,928	30,250
Earnings per share—Basic	$1.00	$1.09	$1.65

Earnings per share—Diluted	$0.98	$1.08	$1.63

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended March 31, 2002, 2003 and 2004
(In thousands, except for share data)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Treasury Stock	Deferred Compensation	Other Comprehensive Income (Loss)	Total
Balance, March 31, 2001	28,475,136	$285	$663,882	$(12,304)	$(134)	—	$845	$625,574
Common stock issuance	1,333,333	13	36,118					36,131
Stock issued for acquisition	694,927	7	19,993					20,000
Treasury stock redeemed, at $27 per share	(28,379)				(800)			(800)
Option exercises	109,419	1	1,099					1,100
Shares issued in employee benefit plans	17,606		1,006					1,006
Share issuances costs			(1,122)					(1,122)
Restricted stock transactions			2,855			(2,855)		—
Amortization of deferred compensation						409		409
Net income				49,408				49,408
Foreign currency translation adjustment							(58,362)	(58,362)

Comprehensive loss								(8,954)

Balance, March 31, 2002	30,602,042	$306	$723,831	$37,104	$(934)	$(2,446)	$(57,517)	$700,344

Common stock issuance	10,000		181					181
Treasury stock redeemed, at $21 per share					(1,000)			(1,000)
Option exercises	22,841	1	(52)		246			195
Shares issued in employee benefit plans	96,495	1	832		1,497			2,330
Restricted stock transactions			(301)		174	127		—
Amortization of deferred compensation						310		310
Interest rate swap loss							(566)	(566)
Net income				33,518				33,518
Foreign currency translation adjustment							9,139	9,139

Comprehensive income								42,091

Balance, March 31, 2003	30,731,378	$308	$724,491	$70,622	$(17)	$(2,009)	$(48,944)	$744,451

Option exercises	350,746	3	7,558		6			7,567
Shares issued in employee benefit plans	116,729	1	2,242					2,243
Restricted stock transactions	94,147	1	(167)			167		1
Amortization of deferred compensation						586		586
Interest rate swap loss							(541)	(541)
Net income				30,787				30,787
Foreign currency translation adjustment							14,141	14,141

Comprehensive income								44,387

Balance, March 31, 2004	31,293,000	$313	$734,124	$101,409	$(11)	$(1,256)	$(35,344)	$799,235

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$30,787	$33,518	$49,408
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	85,650	63,706	48,600
Loss on early extinguishment of debt	14,903	—	—
Gain on asset sales	(965)	(741)	(286)
Amortization of debt issuance costs	4,297	3,670	3,006
Amortization of deferred compensation	586	310	409
Accretion of discount notes	—	18,660	20,073
Increase in deferred taxes	7,811	18,058	20,827
(Increase) decrease in other assets	(2,942)	12,913	21,225
(Increase) decrease in receivables	(1,338)	37,105	(10,404)
(Increase) decrease in inventories	4,999	11,871	40,048
Increase (decrease) in accounts payable	1,013	(2,004)	(44,947)
Increase (decrease) in accrued liabilities	7,954	(10,266)	(23,867)
Increase (decrease) in unearned revenue	12,324	(2,778)	9,742
Increase (decrease) in accrued interest	999	3,048	(756)

Net cash provided by operating activities	166,078	187,070	133,078

Cash flows from investing activities:
Additions to property, plant and equipment	(86,557)	(120,751)	(188,019)
Cash paid for acquisitions	(761)	(1,536)	(160,021)
Proceeds from sale of property, plant and equipment	40,468	14,583	187,784

Net cash used in investing activities	(46,850)	(107,704)	(160,256)

Cash flows from financing activities:
Principal repayments of long-term debt	(234,750)	(5,818)	(7,401)
Proceeds from issuance of debt	175,000	—	—
Net proceeds (repayment) on sale-leaseback of vehicles	—	(2,800)	(2,878)
Debt extinguishment premium and cost	(12,920)	—	—
Common stock issuance	7,578	1,098	36,285
Purchase of treasury stock	—	—	(800)
Debt issuance costs	(4,640)	(5,009)	(4,131)
Operating lease facilities	—	(1,320)	—

Net cash provided by (used in) financing activities	(69,732)	(13,849)	21,075

Net increase (decrease) in cash and cash equivalents	49,496	65,517	(6,103)
Cash and cash equivalents at beginning of period	71,693	6,176	12,279

Cash and cash equivalents at end of period	121,189	$71,693	$6,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,472	$14,553	$4,073

Cash paid for operating leases	$0	$47,171	$54,301

Cash paid for income taxes	$6,480	$2,572	$1,346

Supplemental schedule of non-cash investing and financing activities:
Changes due to the consolidation of operating lease facilities:
Additions to property, plant and equipment	—	$614,800	—
Increase in debt	—	$707,200	—
Noncurrent liability assumed	—	$15,200	—
Elimination of deferred gain	—	$107,600	—
Stock issued for acquisition	—	—	$20,000

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

        Universal Compression Holdings, Inc. (the "Company") was formed on December 12, 1997 for the purpose of acquiring Tidewater Compression Service, Inc. ("TCS") from Tidewater Inc. Upon completion of the acquisition on February 20, 1998, TCS became the Company's wholly-owned subsidiary and changed its name to Universal Compression, Inc. ("Universal"). Through this subsidiary, the Company's gas compression service operations date back to 1954. The Company completed an initial public offering of shares of our common stock in June 2000.

        Since the initial public offering, the Company has completed several acquisitions, which have contributed significantly to our growth. Our most significant acquisition was that of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), former subsidiaries of Weatherford International Ltd. ("Weatherford"), in February 2001. This added approximately 950,000 horsepower, more than doubling our size at that time.

        Universal Compression Holdings, Inc. is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal. Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

Nature of Operations

        The Company is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2004 of approximately 7,100 compressor units comprising approximately 2.3 million horsepower. The Company provides a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its wholly-owned subsidiary, Universal. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in international locations including Canada, Latin America and Asia Pacific. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of the Company's revenue. For the years ended March 31, 2004, 2003 and 2002, the Company wrote off bad debts, net of recoveries totaling $5.6 million, $4.3 million, and $0.1 million respectively.

Inventories

        Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

Properties and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. During the fiscal year 2002, the Company reevaluated the estimated useful lives used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had the Company depreciated all compression equipment recorded and consolidated in the Company's balance sheet as of December 31, 2002 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been approximately $5.6 million higher and would have decreased net income by approximately $3.4 million and decreased earnings per diluted share by approximately $.11 for the fiscal year ended March 31, 2003. The estimated useful lives as of March 31, 2004 were as follows:

Buildings	20-35 years
Compression equipment	15-30 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of 6.5 years. Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $84.5 million, $62.1 million and $48.3 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. The Company has not recognized any significant impairment losses for any of the periods presented.

Goodwill

        Goodwill represents the purchase price of an acquired entity in excess of the fair market value assigned to its assets and liabilities. Through March 31, 2001 goodwill was amortized on a straight-line basis over 40 years. Effective April 1, 2001 amortization of goodwill was discontinued with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $20.5 million and $22.3 million at March 31, 2004 and 2003, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

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

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2004, 2003 and 2002 option grants:

	Year Ended March 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$30,787	$33,518	$49,408
Additional compensation expense, net of tax	$(3,596)	$(3,917)	$(4,969)
Pro forma net income	$27,191	$29,601	$44,439
Basic earnings per share:
As reported	$1.00	$1.09	$1.65
Pro forma	$0.88	$0.97	$1.48
Diluted earnings per share:
As reported	$0.98	$1.08	$1.63
Pro forma	$0.87	$0.96	$1.47

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the 9 7/8% senior discount notes was approximately $241.2 million at March 31, 2003. The fair value and the carrying amount of the 7 1/4% senior notes due 2010 was $175.7 million at March 31, 2004. The fair value of the senior notes due 2008 was approximately $480.6 million and $479.3 million at March 31, 2004 and 2003, respectively. The carrying amounts of $82.2 million for the term loan and $175.0 million for the notes under the ABS operating lease facility approximate the fair values. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2004 based on the quoted market value.

Hedging and Use of Derivative Instruments

        The Company utilizes interest rate swaps to minimize interest rate exposure on the $200 million asset-backed securitization operating lease facility. The swaps are not used for trading or speculative purposes. The fair value of the interest rate swap was a liability of $14.4 million and $15.4 million as of March 31, 2004 and March 31, 2003, respectively.

        In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," we record these interest rate swaps on the balance sheet as either assets or liabilities measured at their fair value. These instruments qualify for hedge accounting as they reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. All of the interest rate instruments utilized are placed with a large creditworthy financial institution. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swaps are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

        In March 2004, the Company entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.

        The swaps were accounted for in accordance with SFAS No. 133 and, as such, were recorded at fair value on the balance sheet. The fair value of the interest rate swap was a gain of $0.7 million as of

March 31, 2004. The change in the debt's fair value will also be recorded with the offset being recorded to income. The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values will be recognized in income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparties to Universal's interest rate swap agreements are major international financial institutions. Universal continually monitors the credit quality of these financial institutions and does not expect non-performance by them.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Net Income Per Share

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share."

        The dilutive effect of stock options outstanding for the fiscal years ended March 31, 2004, 2003 and 2002 were 435,000, 263,000 and 242,000 shares, respectively. For the fiscal years ended March 31, 2004, 2003 and 2002 outstanding stock options of 0.8 million, 2.1 million and 1.0 million, respectively, were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity ("VIE") if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 ("FIN 46R"), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. The adoption of the provision of FIN 46 and FIN 46R did not have a material impact on the consolidated statements of operations, cash flows or financial position.

        In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement for revenue arrangements entered into after June 15, 2003 did not have a material impact on the Company's consolidated statements of operations, cash flows or financial position.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Universal adopted adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. SFAS No. 149 did not have a material impact on the Company's consolidated statements of operations, cash flow, or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

2. Goodwill

        The Company's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS 142.

        The changes in the carrying amount of goodwill from March 31, 2002 to March 31, 2004, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2002	$266,097	$40,390	$45,234	$28,838	$380,559
Acquisitions	—	—	768	—	768
Purchase adjustments and other	(4,345)	7,976	321	204	4,156
Impact of foreign currency translation	—	2,228	—	—	2,228

Balance as of March 31, 2003	$261,752	$50,594	$46,323	$29,042	$387,711

Acquisitions	—	—	358	—	358
Impact of foreign currency translation	—	2,302	—	—	2,302

Balance as of March 31, 2004	$261,752	$52,896	$46,681	$29,042	$390,371

        During the fourth quarter of fiscal year 2004, we performed an impairment analysis on our goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2004	2003
Raw materials	$60,064	$73,827
Work-in-progress	37,510	22,516
Finished goods	4,435	5,457

Total inventories	102,009	101,800
Reserve	(12,041)	(10,468)

Inventories, net	$89,968	$91,332

4. Long-Term Debt

        The Company's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2004	2003
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $0 at March 31, 2003, unsecured	$—	$229,750
Senior notes, bearing interest of 7 1/4% per annum, due 2010	$175,713	—
Senior notes due February 2008, bearing interest at 8 7/8% per annum, payable semiannually on February 15 and August 15	445,000	450,000
Term loan of $82.2 million due February 2008, currently bearing interest at a variable rate of LIBOR (1.00% at March 31, 2004), plus 3.25% due quarterly	82,181	82,181
Notes under the ABS operating lease facility are due January 2023, bearing interest at a variable rate of LIBOR, which is effectively fixed through the use of interest rate swaps at a weighted average rate of 5.4%, plus 1.27% due monthly.	175,000	175,000
Other	3,387	3,806

Total debt	881,281	940,737
Less current maturities	12,205	3,084

Total long-term debt	$869,076	$937,653

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

        The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to the Company in any given fiscal year. In addition, Universal has substantial dividend payment restrictions under the indenture related to the senior notes due 2010. Universal was in compliance with all such covenants and limitations at March 31, 2004 and 2003. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

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

        In May 2003, Universal commenced a tender offer to purchase the remaining outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008 at a price equal to 104.938% of the principal amount, plus a premium of 0.412%, for notes tendered prior to the early expiration date for the tender offer. Of these notes, $169.2 million were tendered on or before the early tender date, and Universal purchased those notes on May 27, 2003. On that date, Universal called for redemption the remaining $60.6 million of its 9 7/8% senior discount notes due 2008 at 104.938% of the principal amount in accordance with the terms of the indenture relating to the notes. This redemption price was 0.412% less than the total consideration offered pursuant to the tender offer for notes tendered on or before the early tender date. During June 2003, the remaining $60.6 million of this debt was redeemed or repurchased. Due to this early extinguishment of debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly-traded notes in the second quarter of fiscal 2004.

        The Company has property and compression equipment, with a carrying value of $4.1 million, that has been pledged as collateral relating to notes payable with a carrying value of $3.0 million as of March 31, 2004.

        Maturities of long-term debt as of March 31, 2004 are as follows (in thousands):

2005	$12,205
2006	16,214
2007	16,237
2008	543,442
2009	16,138
Thereafter	277,045

Total	$881,281

5. Capital Leases

        Properties and equipment at March 31, 2004 and 2003 include the following amounts for capitalized leases (in thousands):

	As of March 31,
	2004	2003
Compression equipment	$3,398	$3,546
Furniture and fixtures	2,556	2,556
Less accumulated depreciation	(968)	(534)

Net assets under capital leases	$4,986	$5,568

        Compression equipment with a carrying value of $2.9 million as of March 31, 2004 has been pledged as collateral relating to these capital leases.

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2004 are as follows (in thousands):

2005	$2,343
2006	654
2007	110
2008	274
2009 and thereafter	—

Total minimum lease payments	$3,381

Less imputed interest costs	(220)

Present value of net minimum lease payments	$3,161

6. Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	2004	2003	2002
Current:
Foreign	$9,119	$4,142	$6,664
Deferred:
Federal	6,379	13,624	25,157
State	894	1,551	272
Foreign	1,349	1,658	(1,162)

Total	$17,741	$20,975	$30,931

        A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Income tax expense at statutory rate	$16,985	$19,071	$28,119
State taxes	581	1,008	177
Foreign taxes	600	149	2,491
Non-deductible expenses (benefit) and other	(425)	747	144

Total	$17,741	$20,975	$30,931

        Deferred income tax balances are the direct effect of taxable temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

        The Company has not provided U.S. deferred taxes against the indefinitely (permanently) reinvested cumulative earnings of our non-U.S. affiliate companies. Such amounts relate to ongoing operations and as such, with the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$128,114	$117,341
Accrued reserves	5,820	1,647
Foreign tax credit	1,779	1,779
Other	9,179	3,277

Total	144,892	124,044
Valuation allowance	(1,779)	(1,779)

Total	143,113	122,265

Deferred tax liabilities:
Depreciation differences on properties and equipment	(285,738)	(254,830)
Other	(1,110)	(5,340)

Total	(286,848)	(260,170)

Net deferred tax liability	$(143,735)	$(137,905)

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

        At March 31, 2004, the Company had net operating loss ("NOL") carryforwards of approximately $366.0 million available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2007	$629
2008	1,849
2009	1,943
2010	953
2012	2
2018	4,872
2019	37,863
2020	62,218
2021	63,971
2022	94,278
2023	51,617
2024	45,846

Total	$366,041

7. Stockholders' Equity

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

        Under the incentive stock option plan, options to purchase common stock may be granted until 2011. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant.

        As of March 31, 2004, 2,439,015 stock options were outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted-Average Exercise Price
Options outstanding, March 31, 2001	1,311,544	$21.63

Granted	1,545,500	25.66
Exercised	(109,419)	10.04
Cancelled	(13,379)	19.00

Options outstanding, March 31, 2002	2,734,246	$24.52

Granted	659,750	17.12
Exercised	(22,841)	7.03
Cancelled	(460,789)	26.93

Options outstanding, March 31, 2003	2,910,366	$22.66

Granted	5,000	$20.97
Exercised	(350,746)	21.75
Cancelled	(125,605)	26.56

Options outstanding, March 31, 2004	2,439,015	$22.56

Options exercisable at March 31, 2002	570,280	$17.94
Options exercisable at March 31, 2003	1,310,676	$22.81
Options exercisable at March 31, 2004	1,700,296	$23.06

        Exercise prices for options outstanding as of March 31, 2004 ranged from $6.73 to $37.95. The following table provides certain information with respect to stock options outstanding at March 31, 2004:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $7.00	191,450	$6.73	3.9
$7.01-$19.00	526,277	16.85	8.9
$19.01-$22.00	929,191	21.28	7.4
Over $22.00	792,097	31.70	7.0

	2,439,015	$22.56	7.3

        The following table provides certain information with respect to stock options exercisable at March 31, 2004:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
Under $7.00	191,450	$6.73
$7.01-$19.00	197,234	16.83
$19.01-$22.00	673,808	21.40
Over $22.00	637,804	31.64

	1,700,296	$23.06

        In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1998 and thereafter, including, if materially different from reported results disclosure of pro forma net income and earnings per share had compensation expense relating to 2002, 2003, and 2004 grants been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted-average fair values at date of grant for options granted during 2004, 2003 and 2002 were $10.16, $9.78 and $10.41, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003	2002
Expected life in years	7	8	3
Interest rate	3.56%	3.50%	4.95%
Volatility	42.88%	48.85%	54.00%
Dividend yield	0.00%	0.00%	0.00%

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2004, 2003 and 2002 option grants:

	Year Ended March 31,
	2004	2003	2002
	(In thousands except per share amounts)
Net income, as reported	$30,787	$33,518	$49,408
Additional compensation expense, net of tax	$3,596	$3,917	$4,969
Pro forma net income	$27,191	$29,601	$44,439
Basic earnings per share:
As reported	$1.00	$1.09	$1.65
Pro forma	$0.88	$0.97	$1.48
Diluted earnings per share:
As reported	$0.98	$1.08	$1.63
Pro forma	$0.87	$0.96	$1.47

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

        As of March 31, 2004, the Company had interest rate swaps to convert variable interest payments related to the $175 million under the ABS operating lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.4% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the operating lease facility became a consolidated entity and the swaps were included in the Company's consolidated financial statements. In accordance with SFAS No. 133, the Company has recorded a $14.4 million noncurrent liability related to the derivative instrument as of March 31, 2004. Consistent with accounting rules discussed in SFAS No. 141, "Business Combinations," the offsetting amount was recorded as an increase to the value of property, plant and equipment.

        The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values are recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, the Company currently does not expect any ineffectiveness.

        In March 2004, the Company entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.

        The swaps will be accounted for in accordance with SFAS No. 133 and, as such, will be recorded at fair value on the balance sheet. The change in the debt's fair value will also be recorded with the offset being recorded to income. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values will be recognized in income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The counterparties to the Company's interest rate swap agreements are major international financial institutions. Universal continually monitors the credit quality of these financial institutions and does not expect non-performance by them.

9. Employee Benefits

        The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. In September 2001, the Company amended its 401(k) plan for all domestic employees. The amended plan allows the Company to make matching contributions in the form of Company stock, instead of cash. For the fiscal years ended 2004 and 2003, the Company stock contributions to the plan were approximately $1.6 million, respectively.

        The Employee Stock Purchase Plan ("ESPP") is intended to encourage employees to participate in the Company's growth by providing them the opportunity to acquire a proprietary interest in the

Company's long-term performance and success through the purchase of shares of common stock at a price possibly less than fair market value. In 2001, the Company's stockholders approved the ESPP, under which 250,000 shares of the Company's common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her salary to purchase shares of the Company's common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first day of the quarter or the last day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At March 31, 2004, 158,431 shares remained available for purchase under the ESPP. During 2004 and 2003, $0.8 million was charged to expense relating to the ESPP, respectively.

        The Company utilizes grants of restricted stock as long-term compensation for its executive officers. The Company's restricted stock plan provides for the award of up to 350,000 shares of the Company's common stock to certain officers and key employees. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the restricted stock plan. The unearned compensation is shown as a reduction on stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period of five years. During fiscal years ending March 31, 2004 and 2003, $0.6 million and $0.3 million, respectively, were charged to expense relating to the restricted stock. The weighted average share price during 2004 and 2003 was $17.00. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

        The Employees' Supplemental Savings Plan, (the "ESSP") provides executive officers the opportunity to defer up to 25% of their compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. The Company matches 50% of the first 6% of compensation, excluding any bonus deferred. The vesting periods are generally the same as the 401(k) plan. Prior to September 1, 2002, the Company's matching contributions were in the form of cash. Since September 1, 2002, the Company's matching contributions related to the Employees' Supplemental Savings Plan have been in the form of common stock. During 2004 and 2003, amounts charged to expense relating to the ESSP were insignificant.

10. Facility Consolidation Costs

        On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The Company did not incur additional costs related to this consolidation during the last half of the fiscal year ended March 31, 2004 and the Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $1.8 million during the fiscal year ended March 31, 2004 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Fiscal Year Ended March 31, 2004
Severance and personnel costs	$1,131
Relocation costs	289
Other costs	401

Total facility consolidation costs	$1,821

11. Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position, operating results or cash flows.

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2004, approximately $25.9 million of components and approximately $13.5 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP. The unsatisfied portion of the purchase commitment is approximately $12.1 million. GEPP could assert its right to enforce this obligation, but has not indicated any interest to do so at this time. However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

        The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position or operating results.

12. Industry Segments and Geographic Information

        The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from the Company's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

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

        The following table presents revenue, gross profit and total assets by business segment for the fiscal years ended March 31, 2004, 2003 and 2002 (in thousands):

	For the Year Ended March 31,
	2004	2003	2002
Revenue:
Domestic contract compression	$280,951	$265,465	$267,550
International contract compression	82,589	66,505	60,185
Fabrication	183,685	162,678	211,265
Aftermarket services	141,561	130,570	140,989

Total	$688,786	$625,218	$679,989

Gross Profit:
Domestic contract compression	$178,543	$169,868	$169,892
International contract compression	64,159	53,769	43,411
Fabrication	15,888	16,075	24,347
Aftermarket services	30,891	28,256	30,696

Total	$289,481	$267,968	$268,346

Depreciation and amortization	85,650	63,706	48,600
Selling, general and administrative	67,516	67,944	60,890
Operating lease expense	—	46,071	55,401
Interest expense, net	73,475	36,421	23,017
Debt extinguishment costs	14,903	—	—
Foreign currency (gain)/loss	(529)	459	(42)
Other (income)/expense, net	(1,883)	(1,126)	141
Facility consolidation costs	1,821	—	—

Income before income taxes	48,528	54,493	80,339

Identifiable Assets:
Domestic contract compression	$1,453,716	$1,497,231	$808,583
International contract compression	258,240	209,141	206,610
Fabrication	107,605	103,468	115,877
Aftermarket services	152,890	144,047	146,095

Total	$1,972,451	$1,953,887	$1,277,165

        No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

        The following table illustrates revenue, gross profit and total assets by geographic locations for the fiscal years ended March 31, 2004, 2003 and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	For the Year Ended March 31,
	2004	2003	2002
Revenue:
United States	$493,262	$449,480	$524,475
Canada	90,198	74,293	91,615
Latin America	71,320	62,937	55,909
Asia Pacific	34,006	38,508	7,990

Total	$688,786	$625,218	$679,989

Gross Profit:
United States	$212,602	$198,869	$212,309
Canada	16,238	15,219	17,150
Latin America	50,300	41,770	32,480
Asia Pacific	10,341	12,110	6,407

Total	$289,481	$267,968	$268,346

Depreciation and amortization	85,650	63,706	48,600
Selling, general and administrative	67,516	67,944	60,890
Operating lease expense	—	46,071	55,401
Interest expense, net	73,475	36,421	23,017
Debt extinguishment costs	14,903	—	—
Foreign currency (gain)/loss	(529)	459	(42)
Other (income)/expense, net	(1,883)	(1,126)	141
Facility consolidation costs	1,821	—	—

Income before income taxes	48,528	54,493	80,339

Identifiable Assets:
United States	$1,667,163	$1,703,001	$1,058,332
Canada	96,116	90,076	85,335
Latin America	158,263	121,872	102,499
Asia Pacific	50,909	38,938	30,999

Total	$1,972,451	$1,953,887	$1,277,165

13. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended March 31, 2004 and 2003 is as follows (in thousands, except per share data):

	March 31	December 31	September 30	June 30
2004:
Revenue	$190,710	$170,167	$175,682	$152,227
Gross profit	76,788	72,580	71,912	68,199
Net income (loss)	11,725	11,733	9,303	(1,969)
Earnings per common share—basic	$0.38	$0.38	$0.30	$(0.06)
Earnings per common share—diluted	$0.37	$0.38	$0.30	$(0.06)
2003:
Revenue	$154,589	$164,584	$154,582	$151,464
Gross profit	68,682	66,751	64,816	67,718
Net income	6,923	8,583	7,659	10,351
Earnings per common share—basic	$0.23	$0.28	$0.25	$0.34
Earnings per common share—diluted	$0.22	$0.28	$0.25	$0.33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Universal Compression, Inc.

        We have audited the accompanying consolidated balance sheets of Universal Compression, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at E-1, which represents Schedule II to the consolidated financial statements of the Company. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 4, 2004

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2004	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$121,189	$71,693
Accounts receivable, net of allowance for bad debts of $3,189 and $8,146 as of March 31, 2004 and 2003, respectively	79,587	77,565
Current portion of notes receivable	709	2,722
Inventories, net of reserve for obsolescence of $12,041 and $10,468 as of March 31, 2004 and 2003, respectively	89,968	91,332
Current deferred tax asset	5,819	10,890
Other	13,938	7,108

Total current assets	311,210	261,310
Contract compression equipment	1,344,218	1,316,214
Other property	117,128	106,496
Accumulated depreciation and amortization	(216,569)	(145,916)

Net property, plant and equipment	1,244,777	1,276,794
Goodwill	390,371	387,480
Notes receivable	444	2,555
Other non-current assets	25,649	25,367

Total assets	$1,972,451	$1,953,506

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$44,948	$43,210
Accrued liabilities	40,765	32,513
Unearned Revenue	25,596	13,272
Accrued interest	10,933	9,934
Current portion of long-term debt and capital lease obligations	14,369	4,322

Total current liabilities	136,611	103,251
Capital lease obligations	997	3,180
Long-term debt	869,076	937,653
Non-current deferred tax liability	149,554	153,166
Derivative financial instrument used for hedging purposes	14,423	15,404
Other liabilities	2,555	1,349

Total liabilities	1,173,216	1,214,003
Commitments and contingencies (Note 10)
Stockholder's equity:
Common stock, $10 par value, 5.0 shares authorized, 4.9 issued and outstanding as of March 31, 2004 and 2003	49	49
Additional paid-in capital	725,694	710,349
Other comprehensive loss	(35,344)	(48,944)
Retained earnings	108,836	78,049

Total stockholder's equity	799,235	739,503

Total liabilities and stockholder's equity	$1,972,451	$1,953,506

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended March 31,
	2004	2003	2002
Revenue:
Domestic contract compression	$280,951	$265,465	$267,550
International contract compression	82,589	66,505	60,185
Fabrication	183,685	162,678	211,265
Aftermarket services	141,561	130,570	140,989

Total revenue	688,786	625,218	679,989

Costs and expenses:
Domestic contract compression—direct costs	102,408	95,597	97,658
International contract compression—direct costs	18,430	12,736	16,774
Fabrication—direct costs	167,797	146,603	186,918
Aftermarket services—direct costs	110,670	102,314	110,293
Depreciation and amortization	85,650	63,706	48,600
Selling, general and administrative	67,516	67,944	60,890
Operating lease expense	—	46,071	55,401
Interest expense, net	73,475	36,421	23,017
Debt extinguishment costs	14,903	—	—
Foreign currency (gain)/loss	(529)	459	(42)
Other (income)/expense, net	(1,883)	(1,126)	141
Facility consolidation costs	1,821	—	—

Total costs and expenses	640,258	570,725	599,650

Income before income taxes	48,528	54,493	80,339
Income tax expense	17,741	20,975	30,931

Net income	$30,787	$33,518	$49,408

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the years ended March 31, 2004, 2003 and 2002
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (loss)	Total
Balance, March 31, 2001	$49	$651,607	$(4,877)	$845	$647,624

Investment in subsidiary by parent	—	36,726	—	—	36,726
Acquisitions	—	20,000	—	—	20,000
Net income	—	—	49,408	—	49,408
Foreign currency translation adjustment	—	—	—	(58,362)	(58,362)

Comprehensive loss					(8,954)

Balance, March 31, 2002	$49	$708,333	$44,531	$(57,517)	$695,396

Investment in subsidiary by parent	—	2,016	—	—	2,016
Net income	—	—	33,518	—	33,518
Foreign currency translation adjustment	—	—	—	9,139	9,139
Interest rate swap loss	—	—	—	(566)	(566)

Comprehensive income					42,091

Balance, March 31, 2003	$49	$710,349	$78,049	$(48,944)	$739,503

Investment in subsidiary by parent	—	15,345	—	—	15,345
Net income	—	—	30,787	—	30,787
Foreign currency translation adjustment	—	—	—	14,141	14,141
Interest rate swap loss	—	—	—	(541)	(541)

Comprehensive income					44,387

Balance, March 31, 2004	$49	$725,694	$108,836	$(35,344)	$799,235

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$30,787	$33,518	$49,408
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	85,650	63,706	48,600
Loss on early extinguishment of debt	14,903	—	—
Gain on asset sales	(965)	(741)	(286)
Amortization of debt issuance costs	4,297	3,670	3,006
Accretion of discount notes	—	18,660	20,073
Increase in deferred taxes	7,811	18,058	20,827
(Increase) decrease in other assets	(2,963)	12,913	21,225
(Increase) decrease in receivables	(1,338)	37,105	(10,404)
(Increase) decrease in inventories	4,999	11,871	40,048
Increase (decrease) in accounts payable	1,013	(2,004)	(44,947)
Increase (decrease) in accrued liabilities	5,742	(10,874)	(24,699)
Increase (decrease) in unearned revenue	12,324	(2,778)	9,742
Increase (decrease) in accrued interest	999	3,048	(756)

Net cash provided by operating activities	163,259	186,152	131,837

Cash flows from investing activities:
Additions to property, plant and equipment	(86,557)	(120,751)	(188,019)
Cash paid for acquisitions	(761)	(1,536)	(160,021)
Proceeds from sale of property, plant and equipment	40,468	14,583	187,784

Net cash used in investing activities	(46,850)	(107,704)	(160,256)

Cash flows from financing activities:
Principal repayments of long-term debt	(234,750)	(5,818)	(7,401)
Proceeds from issuance of debt	175,000	—	—
Net proceeds (repayment) on sale-leaseback of vehicles	—	(2,800)	(2,878)
Debt extinguishment premium and cost	(12,920)
Investment in subsidiary by parent	10,397	2,016	36,726
Debt issuance costs	(4,640)	(5,009)	(4,131)
Operating lease facilities	—	(1,320)	—

Net cash provided by (used in) financing activities	(66,913)	(12,931)	22,316

Net increase (decrease) in cash and cash equivalents	49,496	65,517	(6,103)
Cash and cash equivalents at beginning of period	71,693	6,176	12,279

Cash and cash equivalents at end of period	121,189	$71,693	$6,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$77,472	$14,553	$4,073

Cash paid for operating leases	$0	$41,171	$54,301

Cash paid for income taxes	$6,480	$2,572	$1,346

Supplemental schedule of non-cash investing and financing activities:
Changes due to the consolidation of operating lease facilities:
Additions to property, plant and equipment	—	$614,800	—
Increase in debt	—	$707,200	—
Noncurrent liability assumed	—	$15,200	—
Elimination of deferred gain	—	$107,600	—

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

        Universal has completed several acquisitions, which have contributed significantly to our growth. Our most significant acquisition was that of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), former subsidiaries of Weatherford International Ltd. ("Weatherford"), in February 2001. This added approximately 950,000 horsepower, more than doubling our size at that time.

Nature of Operations

        Universal is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2004 of approximately 7,100 compressor units comprising approximately 2.3 million horsepower. Universal provides a full range of contract compression services, sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

Principles of Consolidation

        The accompanying consolidated financial statements include Universal and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in international locations including Canada, Latin America and Asia Pacific. Universal reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounts for 10% or more of Universal's revenue. For the years ended March 31, 2004, 2003 and 2002, Universal wrote off bad debts, net of recoveries totaling $5.6 million, $4.3 million, and $0.1 million respectively.

Inventories

        Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

Properties and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. During the fiscal year 2002, Universal evaluated the estimated useful lives used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Had Universal depreciated all compression equipment recorded and consolidated in its balance sheet as of December 31, 2002 using depreciable lives of 15 years instead of the extended estimated depreciable lives, depreciation expense would have been approximately $5.6 million higher and would have decreased net income by approximately $3.4 million for the fiscal year ended March 31, 2003. The estimated useful lives as of March 31, 2004 were as follows:

Buildings	20-35 years
Compression equipment	15-30 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of 6.5 years. Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $84.5 million, $62.1 million and $48.3 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. Universal has not recognized any significant impairment losses for any of the periods presented.

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

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $20.5 million and $22.3 million at March 31, 2004 and 2003, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

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

        Additionally, Universal must consider any prudent and feasible tax planning strategies that would minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. The principal tax planning strategy available to Universal relates to the permanent reinvestment of the earnings of foreign subsidiaries. The assumptions related to the permanent reinvestment of the foreign earnings are analyzed and reviewed annually for changes in Universal's international and domestic business outlook.

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

Fair Value of Financial Instruments

        Universal's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of Universal's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value of the 9 7/8% senior discount notes was approximately $241.2 million at March 31, 2003. The fair value and the carrying amount of the 7 1/4% senior notes due 2010 was $175.7 million at March 31, 2004. The fair value of the senior notes was approximately $480.6 million and $479.3 at March 31, 2004 and 2003, respectively. The carrying amounts of $82.2 million for the term loan and $175 million for the notes under the ABS operating lease facility approximate the fair values. The estimated fair value amounts have been determined by Universal using appropriate valuation methodologies and information available to management as of March 31, 2004 based on the quoted market value.

Hedging and Use of Derivative Instruments

        Universal utilizes interest rate swaps to minimize interest rate exposure on the $200 million asset-backed securitization operating lease facility. The swaps are not used for trading or speculative purposes. The fair value of the interest rate swap was a liability of $14.4 million and $15.4 million as of March 31, 2004 and March 31, 2003, respectively.

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

        In March 2004, Universal entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.

        The swaps were accounted for in accordance with SFAS No. 133 and, as such, were recorded at fair value on the balance sheet. The fair value of the interest rate swap was a gain of $0.7 million as of March 31, 2004. The change in the debt's fair value will also be recorded with the offset being recorded to income. The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values will be recognized in income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparties to Universal's interest rate swap agreements are major international financial institution. Universal continually monitors the credit quality of these financial institution and does not expect non-performance by them.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity ("VIE") if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 ("FIN 46R"), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. The adoption of the provision of FIN 46 and FIN 46R did not have a material impact on the consolidated statements of operations, cash flows or financial position.

        In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this pronouncement did not have a material impact on the consolidated statements of operations, cash flows or financial position.

        On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 20, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. Universal will adopt SFAS No. 149 on a prospective basis at its effective date on July 1, 2003. SFAS No. 149 did not have a material impact on the consolidated statements of operations, cash flow, or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. SFAS No. 150 did not have an impact on the consolidated financial statements.

2. Goodwill

        Universal's acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS 142.

        The changes in the carrying amount of goodwill from March 31, 2002 to March 31, 2004, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2002	$265,866	$40,390	$45,234	$28,838	$380,328
Acquisitions	—	—	768	—	768
Purchase adjustments and other	(4,345)	7,976	321	204	4,156
Impact of foreign currency translation	—	2,228	—	—	2,228

Balance as of March 31, 2003	$261,521	$50,594	$46,323	$29,042	$387,480

Acquisitions			358		358
Purchase adjustments and other	231				231
Impact of foreign currency translation	—	2,302	—	—	2,302

Balance as of March 31, 2004	$261,752	$52,896	$46,681	$29,042	$390,371

        During the fourth quarter of fiscal year 2004, Universal performed an impairment analysis on goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2004	2003
Raw materials	$60,064	$73,827
Work-in-progress	37,510	22,516
Finished goods	4,435	5,457

Total inventories	102,009	101,800
Reserve	(12,041)	(10,468)

Inventories, net	$89,968	$91,332

4. Long-Term Debt

        Universal's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2004	2003
Senior discount notes, bearing interest of 9 7/8% per annum, due 2008, net of discount of $0 March 31, 2003, unsecured	$—	$229,750
Senior notes, bearing interest of 7 1/4% per annum, due 2010	175,713	—
Senior notes due February 2008, bearing interest at 8 7/8% per annum, payable semiannually on February 15 and August 15	445,000	450,000
Term loan of $82.2 million due February 2008, currently bearing interest at a variable rate of LIBOR, (1.00% at March 31, 2004) plus 3.25% due quarterly	82,181	82,181
Notes under the ABS operating lease facility are due January 2023, bearing interest at a variable rate of LIBOR, which is effectively fixed through the use of interest rate swaps at a weighted average rate of 5.4%, plus 1.27% due monthly.	175,000	175,000
Other	3,387	3,806

Total debt	881,281	940,737
Less current maturities	12,205	3,084

Total long-term debt	$869,076	$937,653

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

        The Credit Agreement contains certain financial covenants and limitations on, among other things, acquisitions, sales, indebtedness and liens. The Credit Agreement also limits the payment of cash dividends related to Universal paying up to $1 million to Holdings in any given fiscal year. In addition, Universal has substantial dividend payment restrictions under the indenture related to the senior notes due 2010. Universal was in compliance with all such covenants and limitations at March 31, 2004 and 2003. As defined by the Credit Agreement, any "change of control" would result in an "Event of Default" and all amounts outstanding under the Credit Agreement would become due and payable. All principal amounts and accrued interest would become due without further notice.

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

        Also in May 2003, Universal issued $175.0 million of its 7 1/4% senior notes due 2010 in a private placement. The net proceeds from the sale, together with other available funds, were used to purchase the outstanding 9 7/8% senior discount notes due 2008 as discussed above. Universal exchanged the private notes for publicly-traded notes in the second quarter of fiscal 2004.

        The Company has property and compression equipment, with a carrying value of $4.1 million, that has been pledged as collateral relating to notes payable with a carrying value of $3.0 million as of March 31, 2004.

        Maturities of long-term debt as of March 31, 2004 are as follows (in thousands):

2005	$12,205
2006	16,214
2007	16,237
2008	543,442
2009	16,138
Thereafter	277,045

Total	$881,281

5. Capital Leases

        Properties and equipment at March 31, 2004 and 2003 include the following amounts for capitalized leases (in thousands):

	As of March 31,
	2004	2003
Compression equipment	$3,398	$3,546
Furniture and fixtures	2,556	2,556

Less accumulated depreciation	(968)	(534)

Net assets under capital leases	$4,986	$5,568

        Compression equipment with a carrying value of $2.9 million as of March 31, 2004 has been pledged as collateral relating to these capital leases.

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2004 are as follows (in thousands):

2005	$2,343
2006	654
2007	110
2008	274
2009 and thereafter	—

Total minimum lease payments	$3,381
Less imputed interest costs	(220)

Present value of net minimum lease payments	$3,161

6. Income Taxes

        Income tax expense (benefit) for the years ended March 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	2004	2003	2002
Current:
Foreign	$9,119	$4,142	$6,664
Deferred:
Federal	6,379	13,624	25,157
State	894	1,551	272
Foreign	1,349	1,658	(1,162)

Total	$17,741	$20,975	$30,931

        A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes and extraordinary item for the years ended March 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Income tax expense at statutory rate	$16,985	$19,071	$28,119
State taxes	581	1,008	177
Foreign taxes	600	149	2,491
Non-deductible expenses (benefits) and other	(425)	747	144

Total	$17,741	$20,975	$30,931

        Deferred income tax balances are the direct effect of taxable temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

        Universal has not provided U.S. deferred taxes against the indefinitely (permanently) reinvested cumulative earnings of our non-U.S. affiliate companies. Such amounts relate to ongoing operations and as such, with the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$128,114	$112,970
Accrued reserves	5,820	1,647
Foreign tax credit	1,779	1,779
Other	9,179	3,277

Total	144,892	119,673
Valuation allowance	(1,779)	(1,779)

Total	143,113	117,894

Deferred tax liabilities:
Depreciation differences on properties and equipment	(285,738)	(254,830)
Other	(1,110)	(5,340)

Total	(286,848)	(260,170)

Net deferred tax liability	$(143,735)	$(142,276)

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

        At March 31, 2004, Universal had net operating loss ("NOL") carryforwards of approximately $366.0 million available to offset future taxable income. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2007	$629
2008	1,849
2009	1,943
2010	953
2012	2
2018	4,872
2019	37,863
2020	62,218
2021	63,971
2022	94,278
2023	51,617
2024	45,846

Total	$366,041

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

        As of March 31, 2004 Universal had interest rate swaps to convert variable interest payments related to the $175 million under the ABS operating lease facility to fixed interest payments. These swaps terminate in February 2013 and have a weighted average fixed rate of 5.4% and total notional amount of $175 million. As of December 31, 2002, the lessor related to the operating lease facility became a consolidated entity and the swaps were included in Universal's consolidated financial statements. In accordance with SFAS No. 133, Universal has recorded a $14.4 million noncurrent liability related to the derivative instrument as of March 31, 2004. Consistent with accounting rules discussed in SFAS No. 141, "Business Combinations," the offsetting amount was recorded as an increase to the value of property, plant and equipment.

        The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values subsequent to March 31, 2004 will be recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, Universal currently does not expect any ineffectiveness.

        In March 2004, Universal entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.

        The swaps will be accounted for in accordance with SFAS No. 133 and, as such, will be recorded at fair value on the balance sheet. The change in the debt's fair value will also be recorded with the offset being recorded to income. The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values will be recognized in income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparties to Universal's interest rate swap agreements are major international financial institution. Universal continually monitors the credit quality of these financial institution and does not expect non-performance by them.

8. Employee Benefits

        Universal has a defined contribution 401(k) plan covering substantially all employees. Universal makes matching contributions under this plan equal to 50% of each participant's contribution of up to 6% of the participant's compensation. In September 2001, Universal amended Universal's 401(k) plan for all domestic employees. The amended plan allows Universal to make matching contributions in the form of Holdings' stock, instead of cash. For the fiscal years ended 2004 and 2003, Holdings' stock contributions to the plan were approximately $1.6 million, respectively.

        The Employee Stock Purchase Plan ("ESPP") is intended to encourage employees to participate in Universal's growth by providing them the opportunity to acquire a proprietary interest in Holdings'

long-term performance and success through the purchase of shares of common stock at a price possibly less than fair market value. In 2001, Holdings' stockholders approved the ESPP, under which 250,000 shares of the Holdings' common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her salary to purchase shares of Holdings' stock at a price equal to 85% to 100% of the fair market value of the stock as of the first day of the quarter or the last day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At March 31, 2004, 158,431 shares remained available for sale under the ESPP. During 2004 and 2003, $0.8 million were charged to expense relating to the ESPP, respectively.

        Universal utilizes grants of restricted stock as long-term compensation for its executive officers. Universal's restricted stock plan provides for the award of up to 350,000 shares of Holdings' common stock to certain officers and key employees. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the restricted stock plan. The unearned compensation is shown as a reduction on stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period of five years. During fiscal years ending March 31, 2004 and 2003, $0.6 million and $0.3, respectively, were charged to expense relating to the restricted stock plan. The weighted average share price during 2004 and 2003 was $17.00. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

        The Employees' Supplemental Savings Plan, (the "ESSP") provides executive officers the opportunity to defer up to 25% of their compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. Holdings' matches 50% of the first 6% of compensation, excluding any bonus deferred. The vesting periods are generally the same as the 401(k) plan. Prior to September 1, 2002, Universal's matching contributions were in the form of cash. Since September 1, 2002, Universal's matching contributions related to the Employees' Supplemental Savings Plan have been in the form of Holdings' common stock. During 2004 and 2003, amounts charged to expense relating to the ESSP were insignificant.

9. Facility Consolidation Costs

        On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. Universal did not incur additional costs related to this consolidation during the final half of the fiscal year and Universal does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $1.8 million during the fiscal year ended March 31, 2004 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Fiscal Year Ended March 31, 2004
Severance and personnel costs	$1,131
Relocation costs	289
Other costs	401

Total facility consolidation costs	$1,821

10. Commitments and Contingencies

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on Universal's financial position, operating results or cash flows.

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. Universal assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2004, approximately $25.9 million of components and approximately $13.5 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP. The unsatisfied portion of the purchase commitment is approximately $12.1 million. GEPP could assert its right to enforce this obligation, but has not indicated any interest to do so at this time. However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

        Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position or operating results.

11. Industry Segments and Geographic Information

        Universal has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties in addition to those that Universal uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from

Universal's competitors. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

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

        The following table presents revenue, gross profits and total assets by business segment for the fiscal years ended March 31, 2004, 2003 and 2002 (in thousands):

	For the Year Ended March 31,
	2004	2003	2002
Revenue:
Domestic contract compression	$280,951	$265,465	$267,550
International contract compression	82,589	66,505	60,185
Fabrication	183,685	162,678	211,265
Aftermarket services	141,561	130,570	140,989

Total	$688,786	$625,218	$679,989

Gross Profit:
Domestic contract compression	$178,543	$169,868	$169,892
International contract compression	64,159	53,769	43,411
Fabrication	15,888	16,075	24,347
Aftermarket services	30,891	28,256	30,696

Total	$289,481	$267,968	$268,346

Depreciation and amortization	85,650	63,706	48,600
Selling, general and administrative	67,516	67,944	60,890
Operating lease expense	—	46,071	55,401
Interest expense, net	73,475	36,421	23,017
Debt extinguishment costs	14,903	—	—
Foreign currency (gain)/loss	(529)	459	(42)
Other (income)/expense, net	(1,883)	(1,126)	141
Facility consolidation costs	1,821	—	—

Income before income taxes	48,528	54,493	80,339

Identifiable Assets:
Domestic contract compression	$1,453,716	$1,496,850	$808,200
International contract compression	258,240	209,141	206,610
Fabrication	107,605	103,468	115,877
Aftermarket services	152,890	144,047	146,094

Total	$1,972,451	$1,953,506	$1,276,781

        No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

        The following table illustrates revenue, gross profit and total assets by geographic locations for the fiscal years ended March 31, 2004, 2003, and 2002 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	For the Year Ended March 31,
	2004	2003	2002
Revenue:
United States	$493,262	$449,480	$524,475
Canada	90,198	74,293	91,615
Latin America	71,320	62,937	55,909
Asia Pacific	34,006	38,508	7,990

Total	$688,786	$625,218	$679,989

Gross Profit:
United States	$212,602	$198,869	$212,309
Canada	16,238	15,219	17,150
Latin America	50,300	41,770	32,480
Asia Pacific	10,341	12,110	6,407

Total	$289,481	$267,968	$268,346

Depreciation and amortization	85,650	63,706	48,600
Selling, general and administrative	67,516	67,944	60,890
Operating lease expense	—	46,071	55,401
Interest expense, net	73,475	36,421	23,017
Debt extinguishment costs	14,903	—	—
Foreign currency (gain)/loss	(529)	459	(42)
Other (income)/expense, net	(1,883)	(1,126)	141
Facility consolidation costs	1,821	—	—

Income before income taxes	48,528	54,493	80,339

Identifiable Assets:
United States	$1,667,163	$1,702,620	$1,057,947
Canada	96,116	90,076	85,336
Latin America	158,263	121,872	102,499
Asia Pacific	50,909	38,938	30,999

Total	$1,972,451	$1,953,506	$1,276,781

12. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended March 31, 2004 and 2003 is as follows (in thousands):

	March 31	December 31	September 30	June 30
2004:
Revenue	$190,710	$170,167	$175,682	$152,227
Gross profit	76,788	72,580	71,912	68,199
Net income (loss)	11,725	11,733	9,303	(1,969)
2003:
Revenue	$154,589	$164,584	$154,582	$151,464
Gross profit	68,682	66,751	64,816	67,718
Net income	6,923	8,583	7,659	10,351

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
SCHEDULE II—
VALUATION AND QUALIFYING ACCOUNTS

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Collections/ Deductions(2)	Acquired Allowances(3)	Balance at Close of Period
	(In thousands)
2004 Allowance for doubtful accounts	$8,146	$653	$(5,610)	—	$3,189
2003 Allowance for doubtful accounts	$7,470	$4,981	$(4,305)	—	$8,146
2002 Allowance for doubtful accounts	$2,771	$2,349	$(94)	$2,444	$7,470

(1)
Amounts accrued for uncollectibility

(2)
Uncollectible accounts written off, net of recoveries

(3)
Amounts recorded on balance sheets of acquired companies

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Inventory Write-offs(2)	Acquired Reserves/ (Deductions)(3)	Balance at Close of Period
	(In thousands)
2004 Reserve for inventory obsolescence	$10,468	$2,313	$(740)	—	$12,041
2003 Reserve for inventory obsolescence	$10,537	$3,856	$(3,925)	—	$10,468
2002 Reserve for inventory obsolescence	$17,607	$475	$(2,522)	$(5,023)	$10,537

(1)
Amounts accrued for inventory obsolescence

(2)
Amounts written-off for inventory obsolescence

(3)
Amounts recorded related to acquired companies

E-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2004.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on June 10, 2004.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2004.

UNIVERSAL COMPRESSION, INC.
By:	/s/ STEPHEN A. SNIDER Stephen A. Snider President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on June 10, 2004.

Signature	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DENNIS S. BALDWIN Dennis S. Baldwin	Controller (Principal Accounting Officer)
/s/ ERNIE L. DANNER Ernie L. Danner	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated October 23, 2000, by and among Universal Compression Holdings, Inc., Universal Compression, Inc., Weatherford International, Inc., WEUS Holding, Inc. and Enterra Compression Company (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 26, 2000).
3.1	Restated Certificate of Incorporation of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3.2	Restated Bylaws of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
8 7/8% Senior Secured Notes due 2008
4.1	Indenture, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
4.2	First Supplemental Indenture, dated September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
ABS Operating Lease Facility
4.3	Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.4	Series 2002-1 Supplement, dated December 31, 2002, to Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.5	Amendment Number 1 to Indenture, dated December 18, 2003, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).
4.6*	Amendment Number 2 to Indenture, dated January 14, 2004, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnesota, National Association), as Indenture Trustee, with respect to the ABS operating lease facility
7 1/4% Senior Notes due 2010
4.7	Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).
4.8	Specimen of Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).

Senior Secured Notes Operating Lease Facility
10.1	Equipment Lease Agreement, dated February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.2	First Amendment to Equipment Lease Agreement, dated October 15, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.3	Second Amendment to Equipment Lease Agreement, dated November 20, 2002, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.4	First Amended and Restated Participation Agreement, dated October 15, 2001, among Universal Compression, Inc., as Lessee; Universal Compression Holdings, Inc., as Guarantor; BRL Universal Compression Equipment 2001 A, L.P., as Lessor; the financial institutions listed on the signature pages as Tranche B Lenders; The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders; BRL Universal Equipment Management, Inc., as Lessor General Partner; Bankers Trust Company, as Administrative Agent and Collateral Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders; Deutsche Banc Alex. Brown Inc., as Arranger; The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders; Bank One, N.A., as Documentation Agent for Tranche B Lenders; and First Union National Bank, as Managing Agent; with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.5	Participation Agreement Supplement No. 1, dated October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, and The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A Noteholders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).
10.6	First Amendment to First Amended and Restated Participation Agreement, dated November 20, 2002, among Universal Compression, Inc., BRL Universal Equipment 2001 A, L.P. and Deutsche Bank Trust Company Americas, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.7	Tranche B Loan Agreement, dated February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and the Tranche B Lenders, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.8	First Amendment to Tranche B Loan Agreement, dated October 15, 2001, among BRL Universal Equipment 2001 A, L.P. and Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent, with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on October 24, 2001).

10.9	Engagement and Indemnity Letter, dated February 9, 2001 among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp., with respect to the senior secured notes operating lease facility (incorporated by reference to Exhibit 10.12 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
ABS Lease Facility
10.10	Master Equipment Lease Agreement, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.11	Guaranty, dated December 31, 2002, made by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.12	Management Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.13	Back-up Management Agreement, dated December 31, 2002, among Caterpillar Inc., UCO Compression 2002 LLC, BRL Universal Compression Funding I 2002, L.P. and Universal Compression, Inc., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.14	Head Lessee Security Agreement, dated December 31, 2002, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.7 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.15	Intercreditor and Collateral Agency Agreement, dated December 31, 2002, among Universal Compression, Inc., UCO Compression 2002 LLC and BRL Universal Compression Funding I 2002, L.P., Wells Fargo Bank Minnesota, National Association, Wachovia Bank, National Association and Bank One, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.16	Insurance and Indemnity Agreement, dated December 31, 2002, by and among Ambac Assurance Corporation, BRL Universal Compression Funding I 2002, L.P., Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank Minnesota, N.A., with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.17*	Amendment Number 1 to the Head Lessee Security Agreement, dated January 14, 2004, between UCO Compression 2002, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility.

Bank Agreements
10.18	Senior Secured Revolving Credit Agreement, dated February 9, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.6 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 filed with the SEC on March 20, 2001 (File No. 333-57302)).
10.19	First Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated October 15, 2001, among Universal Compression, Inc., as Borrower, First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.20	Second Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated September 30, 2002, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.21	Guaranty and Collateral Agreement made by Universal Compression Holdings, Inc. and Universal Compression, Inc. and in favor of First Union National Bank, as Administrative Agent, dated February 9, 2001 (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.22	Security Agreement (Pledge and Assignment), dated February 9, 2001, between Universal Compression International, Inc. and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.23*	Third Amendment and Supplement to Senior Secured Revolving Credit Agreement, dated February 14, 2004, among Universal Compression, Inc., as Borrower, Wachovia Bank, National Association, formerly First Union National Bank, as Administrative Agent, and the lenders signatory thereto.
Executive Compensation Plans and Arrangements
10.24†	Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.25†	Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.26†	Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.27†	Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).
10.28†	Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).

10.29†	Form of Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors (incorporated by reference to Exhibit 10.30 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.30*†	Form of Stock Option Agreement under the Incentive Stock Option Plan for employees.
10.31†	Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.32†	Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.33†	Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.34†	Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.35†	Amendment Number One to Employees' Supplemental Savings Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.53 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).
10.36†	Amendment Number Two to Employees' Supplemental Savings Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.37†	Amendment Number Three to Employees' Supplemental Savings Plan, dated September 1, 2002 (incorporated by reference to Exhibit 10.35 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).
10.38†	Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.39†	Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2002).
10.40†	Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.41†	Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.42†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2001).
10.43†	Involuntary Termination Agreement, dated October 25, 2001, by and between Universal Compression, Inc. and Richard Leong (incorporated by reference to Exhibit 10.41 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2003).

Registration Rights Agreements
10.44	Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.45	Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.46	Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.47	Amended and Restated Registration Rights Agreement, dated March 23, 2004, by and between Universal Compression Holdings, Inc. and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-3 (File No. 333-114145).
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Powers of attorney (set forth on the signature page hereof).
31.1*	Rule 13a-14(a) Certifications of the CEO.
31.2*	Rule 13a-14(a) Certifications of the CFO.
31.3*	Rule 15d-14(a) Certification of the CEO
31.4*	Rule 15d-14(a) Certification of the CFO
32.1*	Section 1350 Certifications.
32.2*	Section 1350 Certifications.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.