Form 10-Q
period 2004-06-30
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2004-08-05
CIK 1057233, 1057234

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Numbers:	001-15843 333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
(Exact name of registrants as specified in their charters)

DELAWARE TEXAS (States or Other Jurisdictions of Incorporation or Organization)	13-3989167 74-1282680 (I.R.S. Employer Identification Nos.)
4444 BRITTMOORE ROAD HOUSTON, TEXAS (Address of Principal Executive Offices)	77041 (Zip Code)
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

As of July 28, 2004, there were 31,455,120 shares of Universal Compression Holdings, Inc.'s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.'s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,122	$121,189
Accounts receivable, net of allowance for bad debts of $3,718 and $3,189 as of
June 30, 2004 and March 31, 2004, respectively	93,414	79,587
Current portion of notes receivable	162	709
Inventories, net of reserve for obsolescence of $12,765 and $12,041 as of
June 30, 2004 and March 31, 2004, respectively	96,286	89,968
Current deferred tax asset	5,819	5,819
Other	15,774	13,938

Total current assets	249,577	311,210
Property, plant and equipment:
Contract compression equipment	1,353,099	1,344,218
Other property	122,794	117,128
Accumulated depreciation and amortization	(235,053)	(216,569)

Net property, plant and equipment	1,240,840	1,244,777
Goodwill	390,998	390,371
Notes receivable	1,060	444
Other non-current assets	24,404	25,649

Total assets	$1,906,879	$1,972,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$44,992	$44,948
Accrued liabilities	44,045	40,765
Unearned revenue	27,413	25,596
Accrued interest	17,344	10,933
Current portion of long-term debt and capital lease obligations	1,435	14,369

Total current liabilities	135,229	136,611
Capital lease obligations	731	997
Long-term debt	790,499	869,076
Non-current deferred tax liability	154,946	149,554
Derivative financial instruments used for hedging purposes	7,668	14,423
Other liabilities	4,298	2,555

Total liabilities	1,093,371	1,173,216
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	314	313
Treasury stock	(11)	(11)
Additional paid-in capital	737,270	734,124
Deferred compensation	(2,749)	(1,256)
Other comprehensive loss	(34,510)	(35,344)
Retained earnings	113,194	101,409

Total stockholders' equity	813,508	799,235

Total liabilities and stockholders' equity	$1,906,879	$1,972,451

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Revenue:
Domestic contract compression	$70,973	$69,199
International contract compression	22,746	19,684
Fabrication	57,362	29,260
Aftermarket services	33,793	34,084

Total revenue	184,874	152,227
Costs and expenses:
Domestic contract compression—direct costs	26,265	24,624
International contract compression—direct costs	4,913	4,199
Fabrication—direct costs	53,336	29,056
Aftermarket services—direct costs	26,612	26,149
Depreciation and amortization	22,673	20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Foreign currency gain	(358)	(1,049)
Other (income) loss, net	417	(181)
Facility consolidation costs	—	1,404

Total costs and expenses	166,168	155,429

Income (loss) before income taxes	18,706	(3,202)
Income tax expense (benefit)	6,921	(1,233)

Net income (loss)	$11,785	$(1,969)

Weighted average common and common equivalent shares outstanding:
Basic	31,248	30,775
Diluted	31,880	30,775
Earnings (loss) per share—Basic	$0.38	$(0.06)

Earnings (loss) per share—Diluted	$0.37	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$11,785	$(1,969)
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	22,673	20,986
Non-cash gain from interest rate swap settlement	(3,197)	—
Loss on early extinguishment of debt	475	14,397
Gain (loss) on asset sales	287	(12)
Amortization of debt issuance costs	1,038	1,041
Amortization of deferred compensation	203	156
Deferred taxes provision	5,142	(4,876)
(Increase) decrease in receivables	(13,208)	211
(Increase) decrease in inventories	(4,898)	400
Decrease in accounts payables	(136)	(6,541)
Increase in accrued liabilities	2,649	1,517
Increase in unearned revenue	1,817	3,300
Increase in accrued interest	6,411	8,034
Increase (decrease) in other current assets and liabilities	(4,206)	3,099
Other	(2,768)	(327)

Net cash provided by operating activities	24,067	39,416

Cash flows from investing activities:
Additions to property, plant and equipment	(20,345)	(16,741)
Proceeds from sale of property, plant and equipment	1,910	1,207
Cash paid for acquisitions	(3,099)	—

Net cash used in investing activities	(21,534)	(15,534)

Cash flows from financing activities:
Principal repayments of long-term debt	(85,000)	(229,750)
Proceeds from issuance of debt	—	175,000
Debt extinguishment premium and costs	(400)	(12,492)
Debt issuance costs	—	(4,640)
Proceeds from common stock issuance	1,094	—
Payments on capital lease agreements	(1,294)	—

Net cash used in financing activities	(85,600)	(71,882)

Net decrease in cash and cash equivalents	(83,067)	(48,000)
Cash and cash equivalents at beginning of period	121,189	71,693

Cash and cash equivalents at end of period	$38,122	$23,693

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.     Basis of Presentation

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression Holdings, Inc. (the "Company") Annual Report on Form 10-K for the year ended March 31, 2004. That report contains a more comprehensive summary of the Company's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

Earnings per share

        Net income (loss) per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share."

        The dilutive effect of stock options outstanding for the three months ended June 30, 2004 and 2003 were 632,000 shares and zero shares, respectively. For the three months ended June 30, 2004 and 2003, outstanding stock options of 0.6 million and 2.1 million shares, respectively, were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods.

Reclassifications

        Certain reclassifications have been made to the prior period amounts to conform to the current period classification.

Stock Options

        In electing to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" for stock-based compensation granted in 1998 and thereafter. In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the three months ended June 30, 2004 and 2003 grants been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted-average fair value at date of grant for options granted during the three months ended June 30, 2004 was $14.91. The weighted-average fair value at date of grant for options granted during the three months ended June 30, 2003 was $12.01. Fair values were estimated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended June 30,
	2004	2003
Expected life in years	7	8
Interest rate	4.11%	3.10%
Volatility	41.80%	50.34%
Dividend yield	0.00%	0.00%

        The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Net income (loss), as reported	$11,785	$(1,969)
Additional compensation expense, net of tax	$601	$899
Pro forma net income (loss)	$11,184	$(2,868)
Basic earnings (loss) per share:
As reported	$0.38	$(0.06)
Pro forma	$0.36	$(0.09)
Diluted earnings (loss) per share:
As reported	$0.37	$(0.06)
Pro forma	$0.35	$(0.09)

2.     Inventories, Net

        Inventories, net consisted of the following (in thousands):

	June 30, 2004	March 31, 2004
Raw materials	$62,472	$60,064
Work-in-progress	43,818	37,510
Finished goods	2,761	4,435

Total inventories	109,051	102,009
Reserve	(12,765)	(12,041)

Inventories, net	$96,286	$89,968

3.     Long-Term Debt

        As of June 30, 2004, the Company had approximately $790.5 million in outstanding long-term debt obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008 and term loan due 2008,

$170.6 million outstanding of 7 1/4% senior notes due 2010, and $95.0 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility").

        In the first quarter of fiscal 2004, Universal Compression, Inc. ("Universal"), our wholly-owned subsidiary, purchased or redeemed all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008. Due to the early extinguishment of this debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        In April 2004 we repurchased an additional $5.0 million of our 8 7/8% senior notes due 2008. In June 2004, the Company paid $80.0 million to reduce the amount outstanding under the ABS lease facility.

        Maturities of long-term debt as of June 30, 2004 are as follows (in thousands):

2005	$446
2006	14,884
2007	14,912
2008	537,115
2009	14,816
Thereafter	208,772

Total debt	$790,945

4.     Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, as amended by SFAS Nos. 137 and 138 (collectively referred to as SFAS No. 133), all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        In June 2004, the Company reduced the notional amount of interest rate swaps that convert variable interest payments under the ABS lease facility to fixed interest payments. The notional amount of the swaps was reduced from $175.0 million to $90.3 million in connection with a debt repayment of $80.0 million under the ABS lease facility. In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swaps. As of June 30, 2004, the Company had interest rate swaps related to $90.3 million of the $95.0 million outstanding under the ABS lease facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%. In accordance with SFAS No. 133, the Company's balance sheet at June 30, 2004 includes a $3.2 million noncurrent liability related to the interest rate swaps. The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        In March 2004, the Company entered into interest rate swap agreements to hedge $100 million of the Company's $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company's balance sheet at June 30, 2004 includes a $4.4 million noncurrent liability related to the interest rate swaps. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the quarter ended June 30, 2004, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The counterparties to the Company's interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

5.     Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income (loss)	$11,785	$(1,969)
Other comprehensive income:
Interest rate swap gain (loss)	4,529	(4,005)
Cumulative translation adjustment	(3,695)	11,188

Comprehensive income	$12,619	$5,214

        For the three months ended June 30, 2004 and June 30, 2003, the change in cumulative translation adjustment was primarily related to the translation of the balance sheets for the Company's Canada and Argentina subsidiaries.

6.     Industry Segments

        The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties and for use in the Company's contract compression fleet. The fabrication segment also provides construction of turn-key installation projects. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from the Company's competitors. Fabrication revenue presented in the table below include only sales to third parties.

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

        The following table presents unaudited revenue and gross profit by business segment for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
	2004	2003
Revenue:
Domestic contract compression	$70,973	$69,199
International contract compression	22,746	19,684
Fabrication	57,362	29,260
Aftermarket services	33,793	34,084

Total	$184,874	$152,227

Gross Profit:
Domestic contract compression	$44,708	$44,575
International contract compression	17,833	15,485
Fabrication	4,026	204
Aftermarket services	7,181	7,935

Total	$73,748	$68,199

Depreciation and amortization	22,673	20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Foreign currency gain	(358)	(1,049)
Other (income) loss, net	417	(181)
Facility consolidation costs	—	1,404

Income (loss) before taxes	$18,706	$(3,202)

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three months ended June 30, 2004 and 2003 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended June 30,
	2004	2003
Revenue:
United States	$127,091	$115,967
Canada	19,057	15,097
Latin America	22,097	17,292
Asia Pacific	16,629	3,871

Total	$184,874	$152,227

Gross Profit:
United States	$52,072	$50,746
Canada	4,590	3,446
Latin America	14,067	11,907
Asia Pacific	3,019	2,100

Total	$73,748	$68,199

Depreciation and amortization	22,673	20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Foreign currency gain	(358)	(1,049)
Other (income) loss, net	417	(181)
Facility consolidation costs	—	1,404

Income (loss) before taxes	$18,706	$(3,202)

7.     Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

        Except as noted in footnote 11 in the Form 10-K for the year ended March 31, 2004, the Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

8.     Facility Consolidation Costs

        On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. The Company did not incur additional costs related to this consolidation during the three months ended June 30, 2004 and the Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $1.4 million during the three months ended June 30, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Three Months Ended June 30, 2003
Severance and personnel costs	$934
Relocation costs	249
Other costs	221

Total facility consolidation costs	$1,404

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,122	$121,189
Accounts receivable, net of allowance for bad debts of $3,718 and $3,189 as of
June 30, 2004 and March 31, 2004, respectively	93,414	79,587
Current portion of notes receivable	162	709
Inventories, net of reserve for obsolescence of $12,765 and $12,041 as of
June 30, 2004 and March 31, 2004, respectively	96,286	89,968
Current deferred tax asset	5,819	5,819
Other	15,774	13,938

Total current assets	249,577	311,210
Property, plant and equipment:
Contract compression equipment	1,353,099	1,344,218
Other property	122,794	117,128
Accumulated depreciation and amortization	(235,053)	(216,569)

Net property, plant and equipment	1,240,840	1,244,777
Goodwill	390,998	390,371
Notes receivable	1,060	444
Other non-current assets	24,404	25,649

Total assets	$1,906,879	$1,972,451

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$44,992	$44,948
Accrued liabilities	44,045	40,765
Unearned revenue	27,413	25,596
Accrued interest	17,344	10,933
Current portion of long-term debt and capital lease obligations	1,435	14,369

Total current liabilities	135,229	136,611
Capital lease obligations	731	997
Long-term debt	790,499	869,076
Non-current deferred tax liability	154,946	149,554
Derivative financial instruments used for hedging purposes	7,668	14,423
Other liabilities	4,298	2,555

Total liabilities	1,093,371	1,173,216
Commitments and contingencies (Note 7)
Stockholder's equity:
Common stock	49	49
Additional paid-in capital	727,348	725,694
Other comprehensive loss	(34,510)	(35,344)
Retained earnings	120,621	108,836

Total stockholder's equity	813,508	799,235

Total liabilities and stockholder's equity	$1,906,879	$1,972,451

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Revenue:
Domestic contract compression	$70,973	$69,199
International contract compression	22,746	19,684
Fabrication	57,362	29,260
Aftermarket services	33,793	34,084

Total revenue	184,874	152,227
Costs and expenses:
Domestic contract compression—direct costs	26,265	24,624
International contract compression—direct costs	4,913	4,199
Fabrication—direct costs	53,336	29,056
Aftermarket services—direct costs	26,612	26,149
Depreciation and amortization	22,673	20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Foreign currency gain	(358)	(1,049)
Other (income) loss, net	417	(181)
Facility consolidation costs	—	1,404

Total costs and expenses	166,168	155,429

Income (loss) before income taxes	18,706	(3,202)
Income tax expense (benefit)	6,921	(1,233)

Net income (loss)	$11,785	$(1,969)

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$11,785	$(1,969)
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	22,673	20,986
Non-cash gain from interest rate swap settlement	(3,197)	—
Loss on early extinguishment of debt	475	14,397
Gain (loss) on asset sales	287	(12)
Amortization of debt issuance costs	1,038	1,041
Deferred taxes provision	5,142	(4,876)
(Increase) decrease in receivables	(13,208)	211
(Increase) decrease in inventories	(4,898)	400
Decrease in accounts payable	(136)	(6,541)
Increase in accrued liabilities	2,852	1,673
Increase in unearned revenue	1,817	3,300
Increase in accrued interest	6,411	8,034
Increase (decrease) in other current assets and liabilities	(4,206)	3,099
Other	(2,768)	(327)

Net cash provided by operating activities	24,067	39,416

Cash flows from investing activities:
Additions to property, plant and equipment	(20,345)	(16,741)
Proceeds from sale of property, plant and equipment	1,910	1,207
Cash paid for acquisitions	(3,099)	—

Net cash used in investing activities	(21,534)	(15,534)

Cash flows from financing activities:
Principal repayments of long-term debt	(85,000)	(229,750)
Proceeds from issuance of debt	—	175,000
Debt extinguishment premium and costs	(400)	(12,492)
Debt issuance costs	—	(4,640)
Investment in subsidiary by parent	1,094	—
Payments on capital lease agreements	(1,294)	—

Net cash used in financing activities	(85,600)	(71,882)

Net decrease in cash and cash equivalents	(83,067)	(48,000)
Cash and cash equivalents at beginning of period	121,189	71,693

Cash and cash equivalents at end of period	$38,122	$23,693

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1.     Basis of Presentation

        These unauditedconsolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression, Inc. ("Universal") Annual Report on Form 10-K for the year ended March 31, 2004. That report contains a more comprehensive summary of Universal's major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

Reclassifications

        Certain reclassifications have been made to the prior period amounts to conform to the current period classification.

2.     Inventories, Net

        Inventories, net consisted of the following (in thousands):

	June 30, 2004	March 31, 2004
Raw materials	$62,472	$60,064
Work-in-progress	43,818	37,510
Finished goods	2,761	4,435

Total inventories	109,051	102,009
Reserve	(12,765)	(12,041)

Inventories, net	$96,286	$89,968

3.     Long-Term Debt

        As of June 30, 2004, Universal had approximately $790.5 million in outstanding long-term debt obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008, and term loan due 2008, $170.6 million outstanding of 7 1/4% senior notes due 2010, and $95.0 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility").

        In the first quarter of fiscal 2004, Universal purchased or redeemed all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008. Due to the early extinguishment of this debt, Universal recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

        In April 2004 we repurchased an additional $5.0 million of our 8 7/8% senior notes due 2008. In June 2004, Universal paid $80.0 million to reduce the amount outstanding under the ABS lease facility.

        Maturities of long-term debt as of June 30, 2004 are as follows (in thousands):

2005	$446
2006	14,884
2007	14,912
2008	537,115
2009	14,816
Thereafter	208,772

Total debt	$790,945

4.     Accounting for Interest Rate Swaps

        In accordance with SFAS No. 133, as amended by SFAS Nos. 137 and 138 (collectively referred to as SFAS No. 133), all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        In June 2004, Universal reduced the notional amount of interest rate swaps that convert variable interest payments under the ABS lease facility to fixed interest payments. The notional amount of the swaps was reduced from $175.0 million to $90.3 million in connection with a debt repayment of $80.0 million under the ABS lease facility. In accordance with SFAS No. 133, Universal recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swaps. As of June 30, 2004, Universal had interest rate swaps related to $90.3 million of the $95.0 million outstanding under the ABS lease facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%. In accordance with SFAS No. 133, Universal's balance sheet at June 30, 2004 includes a $3.2 million noncurrent liability related to the interest rate swap. The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        In March 2004, Universal entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. Universal's balance sheet at June 30, 2004 includes a $4.4 million noncurrent liability related to the interest rate swaps. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the quarter ended June 30, 2004, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparties to Universal's interest rate swap agreements are major international financial institutions. Universal monitors the credit quality of these financial institutions and does not expect non-performance by them.

5.     Comprehensive Income

        Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,
	2004	2003
Net income (loss)	$11,785	$(1,969)
Other comprehensive income:
Interest rate swap gain (loss)	4,529	(4,005)
Cumulative translation adjustment	(3,695)	11,188

Comprehensive income	$12,619	$5,214

        For the three months ended June 30, 2004 and June 30, 2003, the change in cumulative translation adjustment was primarily related to the translation of the balance sheets for Universal's Canada and Argentina subsidiaries.

6.     Industry Segments

        Universal has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties and for use in Universal's contract compression fleet. The fabrication segment also provides construction of turn-key installation projects. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from Universal's competitors. Fabrication revenue presented in the table below include only sales to third parties.

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

        The following table presents unaudited revenue and gross profit by business segment for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
	2004	2003
Revenue:
Domestic contract compression	$70,973	$69,199
International contract compression	22,746	19,684
Fabrication	57,362	29,260
Aftermarket services	33,793	34,084

Total	$184,874	$152,227

Gross Profit:
Domestic contract compression	$44,708	$44,575
International contract compression	17,833	15,485
Fabrication	4,026	204
Aftermarket services	7,181	7,935

Total	$73,748	$68,199

Depreciation and amortization	22,673	20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Foreign currency gain	(358)	(1,049)
Other (income) loss, net	417	(181)
Facility consolidation costs	—	1,404

Income (loss) before taxes	$18,706	$(3,202)

        No one customer accounted for more than 10% of total revenue for any of the periods presented.

        The table below presents unaudited revenue and gross profit by geographic location for the three months ended June 30, 2004 and 2003 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended June 30,
	2004	2003
Revenue:
United States	$127,091	$115,967
Canada	19,057	15,097
Latin America	22,097	17,292
Asia Pacific	16,629	3,871

Total	$184,874	$152,227

Gross Margin:
United States	$52,072	$50,746
Canada	4,590	3,446
Latin America	14,067	11,907
Asia Pacific	3,019	2,100

Total	$73,748	$68,199

Depreciation and amortization	22,673	20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Foreign currency gain	(358)	(1,049)
Other (income) loss, net	417	(181)
Facility consolidation costs	—	1,404

Income (loss) before taxes	$18,706	$(3,202)

7.     Commitments and Contingencies

        In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal's consolidated financial position, operating results or cash flows.

        Except as noted in footnote 10 in the Form 10-K for the year ended March 31, 2004, Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position, operating results or cash flows.

8.     Facility Consolidation Costs

        On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. Universal did not incur additional costs related to this consolidation during the three months ended June 30, 2004 and Universal does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005. Total costs related to the facility consolidation were $1.4 million during the three months ended June 30, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Three Months Ended June 30, 2003
Severance and personnel costs	$934
Relocation costs	249
Other costs	221

Total facility consolidation costs	$1,404

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The terms "our," "Company," "we" and "us" when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc., as a combined entity, and its predecessors, except where it is made clear that such term means only the parent company. The term "Universal" refers to Universal Compression, Inc. and its subsidiaries, as a combined entity.

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

  •
  anticipated cost savings, future revenue, gross profits, EBITDA, as adjusted and other financial or operational measures related to our business and our primary business segments;

  •
  the future value of our equipment; and

  •
  plans and objectives of our management for our future operations.

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2004 under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

General

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in our Annual Report on Form 10-K for the year ended March 31, 2004. See "Item 1. Financial Statements—footnote 1, Basis of Presentation" in this report.

UNIVERSAL COMPRESSION HOLDINGS, INC.

Overview

        Generally, our overall business activity and revenue increase as the demand for compression services increases. In the United States, increases in compression demand are driven by growth in the production of natural gas and by declining reservoir pressure in maturing natural gas producing fields. In international markets, increases in compression demand are driven by growth in natural gas industry infrastructure, environmental and other governmental initiatives encouraging the production and consumption of natural gas and the growth in the worldwide transportation of natural gas. The demand for compression services is also driven by general increases in the demand for energy fuel stocks, including natural gas, which is generally driven by economic growth. In addition, the outsourcing of compression needs is driven by the expectation of our customers for improved operating efficiency, increased flexibility to replace compressors as field requirements change and reduced capital requirements.

Industry Conditions

        General industry conditions improved in our first quarter of fiscal 2005, as evidenced by increased industry activity and customer demand for our contract compression services. Demand remained strong for our fabrication and aftermarket services.

Financial Highlights

        Net income for the three months ended June 30, 2004 was higher by $13.8 million than net income for the prior year period. Significant items for the three-month period follow:

  •
  Higher Revenue.    Compared to the prior year period, total revenue was higher by $32.6 million, or 21.4%, for the three months ended June 30, 2004. The increase in revenue for the three-

    month period was due primarily to higher revenue in the fabrication and international contract compression segments.

  •
  Lower Interest Expense.    Compared to the prior year period, interest expense was lower by $3.1 million, or 15.6%, for the three months ended June 30, 2004, primarily as a result of the Company's refinancing of $175.0 million of long-term debt in May 2003, which both reduced the amount of the Company's long-term debt outstanding and lowered the interest rate on that debt.

  •
  Gain on termination of interest rate swaps.    Included within net income for the current quarter is a $3.2 million gain on the termination of interest rate swaps related to the repayment of debt in June 2004.

  •
  Debt extinguishment and facility consolidation costs.    The prior year quarter included $14.4 million of debt extinguishment costs as a result of the Company's May 2003 refinancing activity and $1.4 million of facility consolidation costs related to the transfer of substantially all of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility.

  •
  Refinancing Activity.    We repaid or repurchased a total of $85.0 million of debt during the quarter, which is expected to reduce ongoing interest expense by approximately $0.01 per share per quarter on an after-tax basis for the remainder of fiscal 2005.

Operating Highlights

        The higher revenue for the three-month period ended June 30, 2004 is attributable to increased industry activity and customer demand, which resulted in higher utilization in the international contract compression fleet and increased fabrication sales. The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended
	June 30, 2004	March 31, 2004	June 30, 2003
	(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,899	1,904	1,959
International contract compression	424	417	408

Total	2,323	2,321	2,367

Average Contracted Horsepower:
Domestic contract compression	1,626	1,630	1,637
International contract compression	388	372	344

Total	2,014	2,002	1,981

Horsepower Utilization:
Spot (at period end)	87.6%	86.1%	85.0%
Average	86.7%	86.4%	84.3%
	June 30, 2004	March 31, 2004	June 30, 2003
	(In millions)
Fabrication Backlog	$80.7	$88.2	$81.1

        Domestic average contracted horsepower remained consistent for the quarter ended June 30, 2004 compared to the prior year quarter. International average contracted horsepower increased by 12.8% for the quarter ended June 30, 2004 compared to the prior year quarter. This increase was primarily attributable to higher customer demand.

        The decrease in domestic horsepower for the quarter ended June 30, 2004 from the prior year period was primarily attributable to the sale of units to customers exercising purchase options on compression equipment. The increase in international horsepower was primarily attributable to horsepower that was added in Latin America.

        Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue. The backlog of fabrication projects at July 27, 2004 was approximately $85.1 million. A majority of the backlog is expected to be completed within a 180-day period.

Financial Results of Operations

  Three months ended June 30, 2004 compared to three months ended June 30, 2003

        The following table summarizes the results of operations:

	Three Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$70,973	$69,199
% of revenue	38.4%	45.5%
International contract compression	$22,746	$19,684
% of revenue	12.3%	12.9%
Fabrication	$57,362	$29,260
% of revenue	31.0%	19.2%
Aftermarket services	$33,793	$34,084
% of revenue	18.3%	22.4%

Total revenue	$184,874	$152,227
Gross profit:
Domestic contract compression	$44,708	$44,575
International contract compression	17,833	15,485
Fabrication	4,026	204
Aftermarket services	7,181	7,935

Total gross profit	$73,748	$68,199
Gross margin:
Domestic contract compression	63.0%	64.4%
International contract compression	78.4%	78.7%
Fabrication	7.0%	0.7%
Aftermarket services	21.2%	23.3%

Total gross margin	39.9%	44.8%
Expenses:
Depreciation and amortization	$22,673	$20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Foreign currency gain	(358)	(1,049)

Other (income) loss, net	417	(181)
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Facility consolidation costs	—	1,404
Income tax (benefit) expense	6,921	(1,233)

Net income (loss)	$11,785	$(1,969)

        Revenue.    Domestic contract compression revenue increased due to higher average contract rates in the current quarter. International contract compression revenue increased primarily as a result of additional compression business in Brazil and Argentina, both of which contributed to increases of $1.4 million each. Fabrication revenue increased due to additional projects for customers in our Asia Pacific, United States and Canadian regions resulting in increases of $12.0 million, $10.8 million and $3.3 million, respectively. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue. Aftermarket services revenue was lower due primarily to a decline within the United States ($1.4 million), partially offset by increased customer demand in the Asia Pacific region ($0.7 million) and the Canadian region ($0.4 million).

        Gross Profit.    The changes to gross profit (defined as total revenues less direct costs) for the three months ended June 30, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for international contract compression and fabrication. The increase in fabrication gross profit was also partially attributable to improved margins compared to the prior year, which experienced margin deterioration primarily as a result of cost overruns related to several highly customized fabrication projects.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the three months ended June 30, 2004 compared to the prior year primarily resulted from on-going capital additions.

        Selling, General, and Administrative Expenses.    The increase in selling, general and administrative expenses for the three months ended June 30, 2004 relates to the increased expenses as a result of increased operating activity within the Latin America and Asia Pacific regions of $1.1 million and $0.8 million, respectively. Selling, general and administrative expenses represented 10% of total revenues for both periods.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the three months ended June 30, 2004 was $55.1 million compared to $52.5 million for the prior year period. The increase in EBITDA of 5.1% from the prior year is primarily attributable to the revenue increases discussed above for international contract compression and fabrication. EBITDA, as adjusted is defined, discussed and reconciled to net income on page 27 of this report, within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interest Expense, Net.    The decrease in interest expense for the three months ended June 30, 2004 as compared to the prior year partially is attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness to 7 1/4% from 9 7/8%. Interest expense decreased $0.7 million as a result of the $55.0 million reduction in debt and decreased $1.6 million due to the lower interest rate on the $175.0 million of indebtedness.

        Debt Extinguishment Costs.    Debt extinguishment costs incurred during the three months ended June 30, 2003 were primarily due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008 in May 2003. The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. As a result of the early extinguishment of debt, a charge of $14.4 million was recognized in the prior year resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs. For the three months ended June 30, 2004, debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% senior notes due 2008.

        Gain on Termination of Interest Rate Swaps.    A $3.2 million gain on the termination of interest rate swaps was recognized for the three months ended June 30, 2004. This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS lease facility in connection with a principal reduction of $  80.0 million in June 2004.

Liquidity and Capital Resources

        Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.

        Operations.    Net cash used in investing and financing activities exceeded net cash provided by operating activities by $83.1 million for the three months ended June 30, 2004 primarily as a result of $85.0 million in debt prepayments during the quarter. For the three months ended June 30, 2003, net cash used in investing and financing activities exceeded net cash provided by operating activities by $48.0 million primarily as a result of our debt refinancing in May 2003 which reduced outstanding debt by approximately $55.0 million. Based on current market conditions, we expect that net cash provided by operating activities will continue to be sufficient to finance our operating expenditures, capital expenditures and scheduled debt repayments through the 2005 fiscal year. Working capital, net of cash, was $76.2 million and $77.9 million at June 30, 2004 and June 30, 2003, respectively.

        Capital Expenditures.    Capital expenditures for the three months ended June 30, 2004 were $20.3 million consisting of $6.8 million for fleet additions, $9.6 million for compressor overhauls, $0.6 million for service trucks and $3.3 million for machinery, equipment, information technology equipment and other items. We expect capital expenditures to be approximately $110 million to $130 million for the fiscal year ending March 31, 2005, including approximately $35 million for compression fleet maintenance capital. Historically, we have financed capital expenditures with net cash provided by operations and financing activities.

        If we were to make significant additional acquisitions for cash, we might need to obtain additional debt or equity financing.

        Long-term Debt.    As of June 30, 2004, we had approximately $790.9 million in outstanding debt obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, consisting of 8 7/8% senior notes due 2008 and a term loan due 2008, $170.6 million outstanding of 7 1/4% senior notes due 2010, and $95.0 million outstanding under the asset-backed securitization lease facility (the "ABS lease facility"). The maturities of this debt are shown below. We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

(In thousands)
2005	$446
2006	14,884
2007	14,912
2008	537,115
2009	14,816
Thereafter	208,772

Total debt	$790,945

        Availability.    As of June 30, 2004, after giving effect to $15.4 million of outstanding letters of credit under our financing documents, we had an aggregate unused credit availability of approximately $109.6 million from our revolving credit facility.

        Recent Refinancing Activity.    During the three months ended March 31, 2004 we repurchased $5.0 million of our 8 7/8% senior notes due February 2008. In April 2004 we repurchased an additional $5.0 million of our 8 7/8% senior notes due 2008 and will continue to look at opportunistic repurchases, subject to market conditions. In June 2004, the Company paid $80.0 million to reduce the principal amount outstanding under the ABS lease facility. As of June 30, 2004, $95.0 million remained outstanding under the ABS lease facility.

UNIVERSAL COMPRESSION, INC.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

        The following table summarizes the results of operations:

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Revenue:
Domestic contract compression	$70,973	$69,199
% of revenue	38.4%	45.5%
International contract compression	$22,746	$19,684
% of revenue	12.3%	12.9%
Fabrication	$57,362	$29,260
% of revenue	31.0%	19.2%
Aftermarket services	$33,793	$34,084
% of revenue	18.3%	22.4%

Total revenue	$184,874	$152,227
Gross profit:
Domestic contract compression	$44,708	$44,575
International contract compression	17,833	15,485
Fabrication	4,026	204
Aftermarket services	7,181	8,016

Total gross profit	$73,748	$68,199
Gross margin:
Domestic contract compression	63.0%	64.4%
International contract compression	78.4%	78.7%
Fabrication	7.0%	0.7%
Aftermarket services	21.2%	23.3%

Total gross margin	39.9%	44.8%
Expenses:
Depreciation and amortization	$22,673	$20,986
Selling, general and administrative	18,215	15,926
Interest expense, net	16,817	19,918
Foreign currency gain	(358)	(1,049)
Other (income) loss, net	417	(181)
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Facility consolidation costs	—	1,404
Income tax (benefit) expense	6,921	(1,233)

Net income (loss)	$11,785	$(1,969)

        Revenue.    Domestic contract compression revenue increased due to higher average contract rates in the current quarter. International contract compression revenue increased primarily as a result of additional compression business in Brazil and Argentina, both of which contributed to increases of $1.4 million each. Fabrication revenue increased due to additional projects for customers in our Asia Pacific, United States and Canadian regions resulting in increases of $12.0 million, $10.8 million and $3.3 million, respectively. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue. Aftermarket services revenue was lower due primarily to a decline within the United States ($1.4 million), partially offset by increased customer demand in the Asia Pacific region ($0.7 million) and Canadian region ($0.4 million).

        Gross Profit.    The changes to gross profit (defined as total revenues less direct costs) for the three months ended June 30, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for international contract compression and fabrication. The increase in fabrication gross profit was also partially attributable to improved margins compared to the prior year, which experienced margin deterioration primarily as a result of cost overruns related to several highly customized fabrication projects.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the three months ended June 30, 2004 compared to the prior year primarily resulted from on-going capital additions.

        Selling, General, and Administrative Expenses.    The increase in selling, general and administrative expenses for the three months ended June 30, 2004 relates to the increased expenses as a result of increased operating activity within the Latin America and Asia Pacific regions of $1.1 million and $0.8 million, respectively. Selling, general and administrative expenses represented 10% of total revenues for both periods.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the three months ended June 30, 2004 was $55.1 million compared to $52.5 million for the prior year period. The increase in EBITDA of 5.1% from the prior year is primarily attributable to the revenue increases discussed above for international contract compression and fabrication. EBITDA, as adjusted is defined, discussed and reconciled to net income on page 27 of this report, within Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interest Expense, Net.    The decrease in interest expense for the three months ended June 30, 2004 as compared to the prior year partially is attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness to 7 1/4% from 9 7/8%. Interest expense decreased $0.7 million as a result of the $55.0 million reduction in debt and decreased $1.6 million due to the lower interest rate on the $175.0 million of indebtedness.

        Debt Extinguishment Costs.    Debt extinguishment costs incurred during the three months ended June 30, 2003 were primarily due to the early extinguishment of Universal's outstanding $229.8 million 9 7/8% senior discount notes due 2008 in May 2003. The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008. As a result of the early extinguishment of debt, a charge of $14.4 million was recognized in the prior year resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs. For the three months ended June 30, 2004, debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% senior notes due 2008.

        Gain on Termination of Interest Rate Swaps. A $3.2 million gain on the termination of interest rate swaps was recognized for the three months ended June 30, 2004. This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS lease facility in connection with a principal reduction of $80.0 million in June 2004.

THE COMPANY'S DEFINITION, RECONCILIATION
AND USE OF EBITDA, AS ADJUSTED

        EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swaps), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses.

        EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle ("GAAP") measure most directly comparable to it is net income or net loss. The following table reconciles our EBITDA, as adjusted, to net income or (loss):

	Three Months Ended June 30,
	2004	2003
	(in thousands)
EBITDA, as adjusted	$55,116	$52,454
Depreciation and amortization	(22,673)	(20,986)
Interest expense	(16,817)	(19,918)
Debt extinguishment costs	(475)	(14,397)
Gain on termination of interest rate swaps	3,197	—
Foreign currency gain	358	1,049
Facility consolidation costs	—	(1,404)
Income tax expense (benefit)	(6,921)	1,233

Net income (loss)	$11,785	$(1,969)

        Management believes disclosure of EBITDA, as adjusted, a non-GAAP measure, provides useful information to investors because, when viewed with our GAAP results and accompanying reconciliations, it provides a more complete understanding of our performance than GAAP results alone. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, a comparability measure, a performance measure for period to period comparisons and a valuation measure.

        Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of the Company's performance because this measure excludes certain material items. Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows. We do not use EBITDA, as adjusted, in this way because it excludes interest payments and changes in working capital accounts and therefore we urge the readers of our financial statements to not use the measure in this way either. Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results. Management mitigates this limitation by reviewing and disclosing the Company's capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate the Company.

        EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to operating income or net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. Some of the interest and lease payments under our financing arrangements are based on a floating rate plus an applicable margin. The variable interest rate under our revolving credit facility, which had no amounts outstanding as of June 30, 2004, is based upon either a base rate or LIBOR, at our option, and the applicable margin is a variable amount from 1.5% to 2.5% based on a leverage ratio. The variable interest rate under our $82.2 million term loan is based upon the one-month LIBOR rate and the applicable margin is a fixed 3.25%. The one-month LIBOR rate at July 28, 2004 was 1.4%. The variable interest rate applicable to $100 million of our 7 1/4% senior notes due 2010 pursuant to an interest rate swap is based upon the six-month LIBOR rate plus the applicable margin of 3.2%. The six-month LIBOR rate at July 28, 2004 was 1.9%. As of June 30, 2004, approximately $182.2 million of our outstanding indebtedness and other obligations bore interest at floating rates and a 1.0% increase in interest rates would result in an approximate $1.8 million annual increase in our interest expense.

        We hold interest rate swaps related to the ABS operating lease facility. At June 30, 2004, the fair market value of these interest rate swaps was a liability of approximately $3.2 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.2%.

        To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date and balance payments in local currency against local expenses.

ITEM 4. Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Company management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company and Universal concluded that their disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that material information required to be in this report is made known to management, including the Chief Executive Officer and Chief Financial Officer, by others on a timely basis. As required by Exchange Act Rule 13a-15(d) and Rule 15d-15(d), management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, also evaluated whether any change in their internal control over financial reporting that occurred during the quarter covered by this report has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        None.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

        None.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        The Audit Committee has approved certain non-audit services to be performed by our independent auditors, none of which would be prohibited services under the Sarbanes-Oxley Act of 2002.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit No.	Description
4.1	Amendment Number 3 to Indenture, dated as of July 16, 2004, between BRL Universal Compression Funding I 2002, L.P., and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnessota, National Association), as Indenture Trustee with respect to the ABS operating lease facility.
10.1
Amendment Number 2 to the Head Lessee Security Agreement, dated as of July 16, 2004, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility.
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
(b)
Reports on Form 8-K.

        On May 20, 2004, the Company filed a Current Report on Form 8-K reporting the issuance of a press release announcing earnings for the fourth quarter and fiscal year ended March 31, 2004.

        On June 25, 2004, the Company filed a Current Report on Form 8-K reporting the sale by Weatherford International Ltd. of 3,000,000 shares of the Company's common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UNIVERSAL COMPRESSION HOLDINGS, INC.
Date: August 5, 2004
	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin, Controller (Principal Accounting Officer)
UNIVERSAL COMPRESSION, INC.
	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description
4.1	Amendment Number 3 to Indenture, dated as of July 16, 2004, between BRL Universal Compression Funding I 2002, L.P., and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnessota, National Association), as Indenture Trustee with respect to the ABS operating lease facility.
10.1
Amendment Number 2 to the Head Lessee Security Agreement, dated as of July 16, 2004, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility.
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

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION HOLDINGS, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004
UNIVERSAL COMPRESSION, INC. CONSOLIDATED BALANCE SHEETS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
UNIVERSAL COMPRESSION, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
THE COMPANY'S DEFINITION, RECONCILIATION AND USE OF EBITDA, AS ADJUSTED
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX