Form 10-Q
period 2004-12-31
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2005-02-09
CIK 1057233, 1057234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Numbers:	001-15843
333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

(Exact name of registrants as specified in their charters)

DELAWARE	13-3989167
TEXAS	74-1282680
(States or Other Jurisdictions of Incorporation of Organization)	(I.R.S. Employer Identification Nos.)

4444 BRITTMOORE ROAD HOUSTON, TEXAS	77041
(Address of Principal Executive Offices)	(Zip Code)

(713) 335-7000

(Registrants’ telephone number, including area code)

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

As of February 7, 2005, there were 31,634,710 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53,958	$121,189
Accounts receivable, net of allowance for bad debts of $3,408 and $3,189 as of December 31, 2004 and March 31, 2004, respectively	95,853	79,587
Current portion of notes receivable	171	709
Inventories, net of reserve for obsolescence of $12,534 and $12,041 as of December 31, 2004 and March 31, 2004, respectively	85,893	89,968
Current deferred tax asset	6,701	5,819
Other	11,548	13,938
Total current assets	254,124	311,210
Contract compression equipment	1,461,803	1,344,218
Other property	139,884	117,128
Accumulated depreciation and amortization	(279,881)	(216,569)
Net property, plant and equipment	1,321,806	1,244,777
Goodwill	401,144	390,371
Notes receivable	1,038	444
Other non-current assets	25,072	25,649
Total assets	$2,003,184	$1,972,451
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$40,700	$44,948
Accrued liabilities	40,069	40,765
Unearned revenue	27,023	25,596
Accrued interest	17,215	10,933
Current portion of long-term debt and capital lease obligations	10,118	14,369
Total current liabilities	135,125	136,611
Capital lease obligations	388	997
Long-term debt	836,551	869,076
Non-current deferred tax liability	163,137	149,554
Derivative financial instrument used for hedging purposes	6,376	14,423
Other liabilities	5,273	2,555
Total liabilities	1,146,850	1,173,216
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	316	313
Treasury stock	(11)	(11)
Additional paid-in capital	740,938	734,124
Deferred compensation	(2,286)	(1,256)
Other comprehensive loss	(22,132)	(35,344)
Retained earnings	139,509	101,409
Total stockholders’ equity	856,334	799,235
Total liabilities and stockholders’ equity	$2,003,184	$1,972,451

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$75,170	$71,067	$219,321	$209,983
International contract compression	27,810	20,789	73,428	61,193
Fabrication	50,823	42,092	165,957	121,030
Aftermarket services	38,873	36,219	110,728	105,872
Total revenue	192,676	170,167	569,434	498,078
Costs and expenses:
Domestic contract compression—direct costs	27,071	25,073	80,134	76,662
International contract compression—direct costs	6,427	4,981	16,752	13,991
Fabrication—direct costs	48,605	38,480	153,713	111,649
Aftermarket services—direct costs	30,917	29,053	87,733	83,082
Depreciation and amortization	23,611	21,504	69,407	63,411
Selling, general and administrative	19,224	16,101	55,684	49,351
Interest expense, net	16,821	17,994	49,792	55,870
Debt extinguishment costs	—	—	475	14,397
Gain on termination of interest rate swaps	—	—	(3,197)	—
Foreign currency (gain) loss	(238)	(466)	286	(631)
Other income, net	(589)	(1,630)	(228)	(2,525)
Facility consolidation costs	—	—	—	1,821
Total costs and expenses	171,849	151,090	510,551	467,078
Income before income taxes	20,827	19,077	58,883	31,000
Income tax expense	6,702	7,344	20,783	11,937
Net income	$14,125	$11,733	$38,100	$19,063

Weighted average common and common equivalent shares outstanding:
Basic	31,406	30,841	31,330	30,800
Diluted	32,082	31,243	31,998	31,087

Earnings per share—Basic	$0.45	$0.38	$1.22	$0.62
Earnings per share—Diluted	$0.44	$0.38	$1.19	$0.61

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$38,100	$19,063
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	69,407	63,411
Non-cash gain from interest rate swap settlement	(3,197)	—
Loss on early extinguishment of debt	475	14,397
Gain on asset sales	(1,410)	(1,877)
Amortization of debt issuance costs	3,240	3,215
Amortization of deferred compensation	661	460
Deferred taxes provision	13,333	4,796
Increase in receivables	(15,647)	(24,908)
Decrease in inventories	7,297	3,467
Increase (decrease) in accounts payables	(4,728)	8,915
Increase in accrued liabilities	2,497	8,215
Increase in unearned revenue	1,427	31,702
Increase in accrued interest	6,282	8,032
Other	(5,514)	(1,115)
Net cash provided by operating activities	112,223	137,773
Cash flows from investing activities:
Additions to property, plant and equipment	(105,382)	(68,471)
Proceeds from sale of property, plant and equipment	18,067	32,335
Cash paid for acquisitions	(59,959)	(761)
Net cash used in investing activities	(147,274)	(36,897)
Cash flows from financing activities:
Principal repayments of long-term debt	(99,238)	(229,750)
Borrowings under revolving credit facility	67,000	—
Proceeds from issuance of debt	—	175,000
Debt extinguishment premium and costs	(400)	(12,492)
Interest rate swap settlement	(3,067)	—
Debt issuance costs	—	(4,640)
Proceeds from common stock issuance	3,926	—
Payments on capital lease agreements	(1,294)	—
Net cash used in financing activities	(33,073)	(71,882)
Effect of exchange rate changes on cash and cash equivalents	893	855
Net increase (decrease) in cash and cash equivalents	(68,124)	28,994
Cash and cash equivalents at beginning of period	121,189	71,693
Cash and cash equivalents at end of period	$53,958	$101,542

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.     Basis of Presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression Holdings, Inc. (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2004. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

Earnings per share

Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per share.”

The dilutive effect of stock options outstanding for the three and nine months ended December 31, 2004 was 675,000 shares and 668,000 shares, respectively.  The dilutive effect of stock options outstanding for the three and nine months ended December 31, 2003, was 402,000 shares and 278,000 shares, respectively.  For the three and nine months ended December 31, 2004, outstanding stock options of 43,000 and 340,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.  For the three and nine months ended December 31, 2003, outstanding stock options of 860,000 and 1,042,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

Stock Options

The Company has elected to follow Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for expense recognition purposes. As a result, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123,” for stock-based compensation granted in 1998 and thereafter.

No options were granted during the three months ended December 31, 2004 and 2003. The weighted-average fair value at date of grant for options granted during the nine months ended December 31, 2004 was $14.91. The weighted-average fair value at date of grant for options granted during the nine months ended December 31, 2003 was $12.01. Fair values were estimated using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Expected life in years	7	8	7	8
Interest rate	4.11%	3.10%	4.11%	3.10%
Volatility	41.80%	50.34%	41.80%	50.34%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months and nine months ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income, as reported	$14,125	$11,733	$38,100	$19,063
Additional compensation expense, net of tax	$583	$899	$1,750	$2,697
Pro forma net income	$13,542	$10,834	$36,350	$16,366
Basic earnings per share:
As reported	$0.45	$0.38	$1.22	$0.62
Pro forma	$0.43	$0.35	$1.16	$0.53
Diluted earnings per share:
As reported	$0.44	$0.38	$1.19	$0.61
Pro forma	$0.42	$0.35	$1.14	$0.53

2.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  This statement will be effective for the Company beginning July 1, 2005.  The Company is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

3.  Goodwill

The Company’s acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

The changes in the carrying amount of goodwill from March 31, 2004 to December 31, 2004, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2004	$261,752	$52,896	$46,681	$29,042	$390,371
Acquisitions	—	7,550	1,253	—	8,803
Purchase adjustments and other	—	—	486	—	486
Impact of foreign currency translation	—	1,484	—	—	1,484
Balance as of December 31, 2004	$261,752	$61,930	$48,420	$29,042	$401,144

The Company performs its annual goodwill impairment assessment in accordance with SFAS No. 142 as of the fourth quarter.

4.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2004	March 31, 2004

Raw materials	$61,524	$60,064
Work-in-progress	33,200	37,510
Finished goods	3,703	4,435
Total inventories	98,427	102,009
Reserve	(12,534)	(12,041)
Inventories, net	$85,893	$89,968

5.  Long-Term Debt (Including Capital Lease Obligations)

  As of December 31, 2004, the Company had approximately $847.1 million in outstanding debt and capital lease obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, made up of 8 7/8% senior notes due 2008 and a term loan due 2008, $172.9 million outstanding under the 7 1/4 % senior notes due 2010, $100.0 million outstanding under the asset-backed securitization lease facility (the “ABS lease facility”) and $50.0 million outstanding under the revolving credit facility.

 In the first quarter of fiscal 2004, Universal Compression, Inc. (“Universal”), our wholly-owned subsidiary, purchased or redeemed all of the outstanding $229.8 million aggregate principal amount of its 9 7/8% senior discount notes due 2008.  Due to the early extinguishment of this debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

                In April 2004 Universal repurchased $5.0 million of its 8 7/8% senior notes due 2008.  In June 2004, the Company paid $80.0 million to reduce the amount outstanding under the ABS lease facility.

Maturities of long-term debt and capital lease obligations as of December 31, 2004 are as follows (in thousands):

2005	$10,118
2006	18,690
2007	18,878
2008	541,027
2009	18,563
Thereafter	239,781
Total debt	$847,057

6.  Accounting for Interest Rate Swaps

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

In June 2004, the Company reduced the notional amount of interest rate swaps that convert variable interest payments under the ABS lease facility to fixed interest payments in connection with a debt repayment of $80.0 million.  In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swaps.  As of December 31, 2004, the Company had interest rate swaps with a notional amount of $86.0 million related to the $100.0 million outstanding under the ABS lease facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%.  In accordance with SFAS No. 133, the Company’s balance sheet at December 31, 2004 includes a $4.2 million noncurrent liability related to the interest rate swaps.  The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

In March 2004, the Company entered into interest rate swap agreements to hedge $100.0 million of the Company’s $175.0 million 7 1/4% senior notes due 2010.  The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.  The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet.  The Company’s balance sheet at December 31, 2004 includes a $2.1 million noncurrent liability related to the interest rate swaps.  The change in the debt’s fair value is also recorded with the offset being recorded to income.  The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the quarter ended December 31, 2004, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income.  Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

7.  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income	$14,125	$11,733	$38,100	$19,063
Other comprehensive income:
Interest rate swap gain	472	2,769	3,149	3,112
Cumulative translation adjustment	7,089	1,589	10,063	10,822
Comprehensive income	$21,686	$16,091	$51,312	$32,997

For the three and nine months ended December 31, 2004 and December 31, 2003, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for the Company’s Canadian subsidiaries.

8.  Industry Segments

The Company has four principal business segments:  domestic contract compression, international contract compression, fabrication and aftermarket services.  The domestic contract compression segment provides natural gas compression services to customers in the United States. The international contract compression segment provides natural gas compression services to international customers. The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties and for use in the Company’s contract compression fleet as well as construction of installation projects.  The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from the Company’s competitors. Fabrication revenue presented in the table below includes only sales to third parties.

The Company’s reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross profit.  Gross profit is defined as total revenue less direct costs.  The Company has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

The following table presents revenue and gross profit by business segment for the three-month and the nine-month periods ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$75,170	$71,067	$219,321	$209,983
International contract compression	27,810	20,789	73,428	61,193
Fabrication	50,823	42,092	165,957	121,030
Aftermarket services	38,873	36,219	110,728	105,872
Total	$192,676	$170,167	$569,434	$498,078
Gross Profit:
Domestic contract compression	$48,099	$45,994	$139,187	$133,321
International contract compression	21,383	15,808	56,676	47,202
Fabrication	2,218	3,612	12,244	9,381
Aftermarket services	7,956	7,166	22,995	22,790
Total	$79,656	$72,580	$231,102	$212,694

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The table below presents revenue and gross profit by geographic location for the three-month and the nine-month periods ended December 31, 2004 and 2003 (in thousands).  The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
United States	$126,544	$121,253	$392,221	$361,731
Canada	22,907	25,190	63,886	62,416
Latin America	23,680	16,643	67,393	52,030
Asia Pacific	19,545	7,081	45,934	21,901
Total	$192,676	$170,167	$569,434	$498,078
Gross Profit:
United States	$54,326	$54,540	$162,010	$156,791
Canada	5,345	3,576	14,762	11,707
Latin America	15,473	12,138	43,481	36,646
Asia Pacific	4,512	2,326	10,849	7,550
Total	$79,656	$72,580	$231,102	$212,694

9.  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of December 31, 2004, approximately $26.3 million of components and approximately $16.4 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP.  The unsatisfied portion of the purchase commitment is approximately $11.7 million.  GEPP could assert its right to enforce this obligation, but has not indicated any intention to do so at this time.  However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company’s consolidated financial position, operating results or cash flows.

10.  Facility Consolidation Costs

On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas.  Engineering, production and related support functions were consolidated with Houston-based functions.  The Company did not incur additional costs related to this consolidation during the three and nine months ended December 31, 2004 and the Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.  Total costs related to the facility consolidation were $1.8 million during the nine months ended December 31, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations.  The costs incurred were related to the fabrication segment.  See below for further details of the costs incurred (in thousands):

Nine Months Ended December 31, 2003
Severance and personnel costs	$1,131
Relocation costs	289
Other costs	401
Total facility consolidation costs	$1,821

11.  Acquisitions

On November 2, 2004, Universal Compression Canada, Limited Partnership, a subsidiary of the Company, purchased the contract compression fleet of Hanover Canada Corporation, a subsidiary of Hanover Compressor Company for $56.9 million, which was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash.  The acquisition resulted in goodwill of $7.6 million.  The pro forma effects are not material to the financial statements.

The results of operations of the acquisition are included in the accompanying financial statements from the date of acquisition.  The Company is in the process of finalizing the purchase price allocation and expects to finalize the allocation on completion of the valuation.

12.  Subsequent Events

In January 2005, the Company closed a $650 million senior secured credit facility with a syndicate of lenders and financial institutions consisting of a $250 million five-year revolving line of credit and a $400 million seven-year bank loan.  The Company used approximately $30 million under the new credit facility, together with borrowings under another facility, to repay $82 million of a term loan due 2008. The Company intends to use a significant portion of the new credit facility to redeem the outstanding $440 million of 8 7/8% senior notes due February 2008 and utilize additional capacity for working capital needs and general corporate purposes. In conjunction with the closing of the new credit facility, a notice was sent to the trustee and the holders of the 8 7/8% notes that the notes will be redeemed on February 15, 2005 at a price of 104.438%. As part of this redemption, the Company will record approximately $26 million, on a pretax basis, in debt extinguishment costs, including approximately $20 million in call premium and approximately $6 million in write-off of unamortized debt issuance costs.

In January 2005, the Company entered into interest rate swap agreements to convert variable interest payments related to $300 million of the new $400 million seven-year bank loan to fixed interest payments. These swaps terminate in March 2010 and have a weighted average fixed rate of 4.01%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.76% (4.01% plus the 1.75% margin applicable under the new credit facility).  The swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values are recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, the Company currently does not expect any ineffectiveness.  The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company continually monitors the credit quality of these financial institutions and does not expect non-performance by them.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53,958	$121,189
Accounts receivable, net of allowance for bad debts of $3,408 and $3,189 as of December 31, 2004 and March 31, 2004, respectively	95,853	79,587
Current portion of notes receivable	171	709
Inventories, net of reserve for obsolescence of $12,534 and $12,041 as of December 31, 2004 and March 31, 2004, respectively	85,893	89,968
Current deferred tax asset	6,701	5,819
Other	11,548	13,938
Total current assets	254,124	311,210
Contract compression equipment	1,461,803	1,344,218
Other property	139,884	117,128
Accumulated depreciation and amortization	(279,881)	(216,569)
Net property, plant and equipment	1,321,806	1,244,777
Goodwill	401,144	390,371
Notes receivable	1,038	444
Other non-current assets	25,072	25,649
Total assets	$2,003,184	$1,972,451

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$40,700	$44,948
Accrued liabilities	40,069	40,765
Unearned revenue	27,023	25,596
Accrued interest	17,215	10,933
Current portion of long-term debt and capital lease obligations	10,118	14,369
Total current liabilities	135,125	136,611
Capital lease obligations	388	997
Long-term debt	836,551	869,076
Non-current deferred tax liability	163,137	149,554
Derivative financial instrument used for hedging purposes	6,376	14,423
Other liabilities	5,273	2,555
Total liabilities	1,146,850	1,173,216
Commitments and contingencies (Note 9)
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	731,481	725,694
Other comprehensive loss	(22,132)	(35,344)
Retained earnings	146,936	108,836
Total stockholder’s equity	856,334	799,235
Total liabilities and stockholder’s equity	$2,003,184	$1,972,451

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$75,170	$71,067	$219,321	$209,983
International contract compression	27,810	20,789	73,428	61,193
Fabrication	50,823	42,092	165,957	121,030
Aftermarket services	38,873	36,219	110,728	105,872
Total revenue	192,676	170,167	569,434	498,078
Costs and expenses:
Domestic contract compression—direct costs	27,071	25,073	80,134	76,662
International contract compression—direct costs	6,427	4,981	16,752	13,991
Fabrication—direct costs	48,605	38,480	153,713	111,649
Aftermarket services—direct costs	30,917	29,053	87,733	83,082
Depreciation and amortization	23,611	21,504	69,407	63,411
Selling, general and administrative	19,224	16,101	55,684	49,351
Interest expense, net	16,821	17,994	49,792	55,870
Debt extinguishment costs	—	—	475	14,397
Gain on termination of interest rate swaps	—	—	(3,197)	—
Foreign currency (gain) loss	(238)	(466)	286	(631)
Other income, net	(589)	(1,630)	(228)	(2,525)
Facility consolidation costs	—	—	—	1,821
Total costs and expenses	171,849	151,090	510,551	467,078
Income before income taxes	20,827	19,077	58,883	31,000
Income tax expense	6,702	7,344	20,783	11,937
Net income	$14,125	$11,733	$38,100	$19,063

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$38,100	$19,063
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	69,407	63,411
Non-cash gain from interest rate swap settlement	(3,197)	—
Loss on early extinguishment of debt	475	14,397
Gain on asset sales	(1,410)	(1,877)
Amortization of debt issuance costs	3,240	3,215
Deferred taxes provision	13,333	4,796
Increase in receivables	(15,647)	(24,908)
Decrease in inventories	7,297	3,467
Increase (decrease) in accounts payable	(4,728)	8,915
Increase in accrued liabilities	3,158	8,675
Increase in unearned revenue	1,427	31,702
Increase in accrued interest	6,282	8,032
Other	(5,514)	(1,115)
Net cash provided by operating activities	112,223	137,773
Cash flows from investing activities:
Additions to property, plant and equipment	(105,382)	(68,471)
Proceeds from sale of property, plant and equipment	18,067	32,335
Cash paid for acquisitions	(59,959)	(761)
Net cash used in investing activities	(147,274)	(36,897)
Cash flows from financing activities:
Principal repayments of long-term debt	(99,238)	(229,750)
Borrowings under revolving credit facility	67,000	—
Proceeds from issuance of debt	—	175,000
Debt extinguishment premium and costs	(400)	(12,492)
Interest rate swap settlement	(3,067)	—
Debt issuance costs	—	(4,640)
Investment in subsidiary by parent	3,926	—
Payments on capital lease agreements	(1,294)	—
Net cash used in financing activities	(33,073)	(71,882)
Effect of exchange rate changes on cash and cash equivalents	893	855
Net increase (decrease) in cash and cash equivalents	(68,124)	28,994
Cash and cash equivalents at beginning of period	121,189	71,693
Cash and cash equivalents at end of period	$53,958	$101,542

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.        Basis of Presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression, Inc. (“Universal”) Annual Report on Form 10-K for the year ended March 31, 2004. That report contains a more comprehensive summary of Universal’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year classification.

2.  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  This statement will be effective for Universal beginning July 1, 2005.  Universal is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

3.  Goodwill

Universal’s acquisitions were accounted for as purchases and accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

The changes in the carrying amount of goodwill from March 31, 2004 to December 31, 2004, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2004	$261,752	$52,896	$46,681	$29,042	$390,371
Acquisitions	—	7,550	1,253	—	8,803
Purchase adjustments and other	—	—	486	—	486
Impact of foreign currency translation	—	1,484	—	—	1,484
Balance as of December 31, 2004	$261,752	$61,930	$48,420	$29,042	$401,144

Universal performs its annual goodwill impairment assessment in accordance with SFAS No. 142 as of the fourth quarter.

4.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	December 31, 2004	March 31, 2004

Raw materials	$61,524	$60,064
Work-in-progress	33,200	37,510
Finished goods	3,703	4,435
Total inventories	98,427	102,009
Reserve	(12,534)	(12,041)
Inventories, net	$85,893	$89,968

5.  Long-Term Debt (Including Capital Lease Obligations)

As of December 31, 2004, Universal had approximately $847.1 million in outstanding debt and capital lease obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, made up of 8 7/8% senior notes due 2008 and term loan due 2008, $172.9 million outstanding of 7 1/4 % senior notes due 2010, $100.0 million outstanding under the asset-backed securitization lease facility (the “ABS lease facility”) and $50.0 million outstanding under the revolving credit facility.

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

In April 2004 Universal repurchased $5.0 million of its 8 7/8% senior notes due 2008.  In June 2004, Universal paid $80.0 million to reduce the amount outstanding under the ABS lease facility.

Maturities of long-term debt and capital lease obligations as of December 31, 2004 are as follows (in thousands):

2005	$10,118
2006	18,690
2007	18,878
2008	541,027
2009	18,563
Thereafter	239,781
Total debt	$847,057

6.  Accounting for Interest Rate Swaps

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

In June 2004, Universal reduced the notional amount of interest rate swaps that convert variable interest payments under the ABS lease facility to fixed interest payments in connection with a debt repayment of $80.0 million.  In accordance with SFAS No. 133, Universal recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swaps.  As of December 31, 2004, Universal had interest rate swaps with a notional amount of $86.0 million related to the $100.0 million outstanding under the ABS lease facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%.  In accordance with SFAS No. 133, Universal’s balance sheet at December 31, 2004 includes a $4.2 million noncurrent liability related to the interest rate swap.  The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

In March 2004, Universal entered into interest rate swap agreements to hedge $100.0 million of our $175.0 million 7 1/4% senior notes due 2010.  The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.  The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet.  Universal’s balance sheet at December 31, 2004 includes a $2.1 million noncurrent liability related to the interest rate swaps.  The change in the debt’s fair value is also recorded with the offset being recorded to income.  The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income.  For the quarter ended December 31, 2004, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income.  Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

The counterparties to Universal’s interest rate swap agreements are major international financial institutions. Universal monitors the credit quality of these financial institutions and does not expect non-performance by them.

7.  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income	$14,125	$11,733	$38,100	$19,063
Other comprehensive income:
Interest rate swap gain	472	2,769	3,149	3,112
Cumulative translation adjustment	7,089	1,589	10,063	10,822
Comprehensive income	$21,686	$16,091	$51,312	$32,997

For the three and nine months ended December 31, 2004 and December 31, 2003, the change in cumulative translation adjustment is primarily related to the translation of the balance sheets for Universal’s Canadian subsidiaries.

8.  Industry Segments

Universal has four principal business segments:  domestic contract compression, international contract compression, fabrication and aftermarket services.  The domestic contract compression segment provides natural gas compression services to customers in the United States. The international contract compression segment provides natural gas compression services to international customers.  The fabrication segment provides services related to the design, engineering and assembly of natural gas and air compressors for sale to third parties and for use in Universal’s contract compression fleet as well as construction of installation projects. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who utilize equipment from Universal’s competitors.  Fabrication revenue presented in the table below includes only sales to third parties.

Universal’s reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on segment gross profit.  Gross profit is defined as total revenue less direct costs.  Universal has no material sales between segments and, accordingly, there is no inter-segment revenue to be reported.

The following table presents revenue and gross profit by business segment for the three-month and the nine-month periods ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Domestic contract compression	$75,170	$71,067	$219,321	$209,983
International contract compression	27,810	20,789	73,428	61,193
Fabrication	50,823	42,092	165,957	121,030
Aftermarket services	38,873	36,219	110,728	105,872
Total	$192,676	$170,167	$569,434	$498,078
Gross Profit:
Domestic contract compression	$48,099	$45,994	$139,187	$133,321
International contract compression	21,383	15,808	56,676	47,202
Fabrication	2,218	3,612	12,244	9,381
Aftermarket services	7,956	7,166	22,995	22,790
Total	$79,656	$72,580	$231,102	$212,694

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The table below presents revenue and gross profit by geographic location for the three-month and the nine-month periods ended December 31, 2004 and 2003 (in thousands).  The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
United States	$126,544	$121,253	$392,221	$361,731
Canada	22,907	25,190	63,886	62,416
Latin America	23,680	16,643	67,393	52,030
Asia Pacific	19,545	7,081	45,934	21,901
Total	$192,676	$170,167	$569,434	$498,078
Gross Margin:
United States	$54,326	$54,540	$162,010	$156,791
Canada	5,345	3,576	14,762	11,707
Latin America	15,473	12,138	43,481	36,646
Asia Pacific	4,512	2,326	10,849	7,550
Total	$79,656	$72,580	$231,102	$212,694

9.  Commitments and Contingencies

In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal’s consolidated financial position, operating results or cash flows.

In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., or GEPP. As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of December 31, 2004, approximately $26.3 million of components and approximately $16.4 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP.  The unsatisfied portion of the purchase commitment is approximately $11.7 million.  GEPP could assert its right to enforce this obligation, but has not indicated any intention to do so at this time.  However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal’s consolidated financial position, operating results or cash flows.

10.   Facility Consolidation Costs

On April 28, 2003, Universal announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas.  Engineering, production and related support functions were consolidated with Houston-based functions.  Universal did not incur additional costs related to this consolidation during the three and nine months ended December 31, 2004 and Universal does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.  Total costs related to the facility consolidation were $1.8 million during the nine months ended December 31, 2003 and are shown separately as facility consolidation costs in the consolidated statements of operations.  The costs incurred were related to the fabrication segment.  See below for further details of the costs incurred (in thousands):

Nine Months Ended December 31, 2003
Severance and personnel costs	$1,131
Relocation costs	289
Other costs	401
Total facility consolidation costs	$1,821

11.  Acquisitions

On November 2, 2004, Universal Compression Canada, Limited Partnership, a subsidiary of Universal, purchased the contract compression fleet of Hanover Canada Corporation, a subsidiary of Hanover Compressor Company for $56.9 million, which was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash.  The acquisition resulted in goodwill of $7.6 million.  The pro forma effects are not material to the financial statements.

The results of operations of the acquisition are included in the accompanying financial statements from the date of acquisition.  Universal is in the process of finalizing the purchase price allocation and expects to finalize the allocation on completion of the valuation.

12.  Subsequent Events

In January 2005, Universal closed a $650 million senior secured credit facility with a syndicate of lenders and financial institutions consisting of a $250 million five-year revolving line of credit and a $400 million seven-year bank loan.  Universal used approximately $30 million under the new credit facility, together with borrowings under another facility, to repay $82 million of a term loan due 2008. Universal intends to use a significant portion of the new credit facility to redeem the outstanding $440 million of 8 7/8% senior notes due February 2008 and utilize additional capacity for working capital needs and general corporate purposes. In conjunction with the closing of the new credit facility, a notice was sent to the trustee and the holders of the 8 7/8% notes that the notes will be redeemed on February 15, 2005 at a price of 104.438%. As part of this redemption, Universal will record approximately $26 million, on a pretax basis, in debt extinguishment costs, including approximately $20 million in call premium and approximately $6 million in write-off of unamortized debt issuance costs.

In January 2005, Universal entered into interest rate swap agreements to convert variable interest payments related to $300 million of the new $400 million seven-year bank loan to fixed interest payments. These swaps terminate in March 2010 and have a weighted average fixed rate of 4.0%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.76% (4.01% plus the 1.75% margin applicable under the new credit facility).  The swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values are recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and therefore, the Company currently does not expect any ineffectiveness.  The counterparties to Universal’s interest rate swap agreements are major international financial institutions. Universal continually monitors the credit quality of these financial institutions and does not expect non-performance by them.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc., as a combined entity, and its predecessors, except where it is made clear that such term means only the parent company. The term “Universal” refers to Universal Compression, Inc. and its subsidiaries, as a combined entity.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

Such forward-looking statements in this report include, without limitation:

•              our business growth strategy and projected costs;

•              our future financial position;

•              the sufficiency of available cash flows to fund continuing operations;

•              the expected amount of our capital expenditures;

•              anticipated cost savings, future revenue, gross profits, and other financial or operational measures related to our business and our primary business segments;

•              the future value of our equipment; and

•              plans and objectives of our management for our future operations.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described in our Annual Report on Form 10-K for the year ended March 31, 2004 under “Risk Factors” and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

General

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended March 31, 2004.  See “Item 1. Financial Statements – footnote 1, Basis of Presentation” in this report.

UNIVERSAL COMPRESSION HOLDINGS, INC.

Overview

Generally, our overall business activity and revenue increase as the demand for natural gas compression services increases.  In the United States, increases in compression demand are driven by growth in the production of natural gas and by declining reservoir pressure in maturing natural gas producing fields.  In international markets, increases in compression demand are driven by similar factors as in the United States, as well as growth in natural gas industry infrastructure, environmental and other governmental initiatives encouraging the production and consumption of natural gas, and growth in the worldwide transportation of natural gas.  The demand for compression services is also driven by general increases in the demand for energy fuel stocks, including natural gas, which is generally driven by economic growth.  In addition, the outsourcing of compression needs is driven by the expectation of our customers for improved operating efficiency, increased flexibility to replace compressors as field requirements change and reduced capital requirements.

Industry Conditions

General industry conditions improved in our third quarter of fiscal 2005, as evidenced by increased industry activity and customer demand for our contract compression services.   Demand remained strong for our fabrication and aftermarket services.

Financial Highlights

Net income for the three months ended December 31, 2004 was higher by $2.4 million, or 20.4%, than net income for the prior year period.  Net income for the nine months ended December 31, 2004 was higher by $19.0 million than net income for the prior year period.  Significant items for the three- and nine-month periods follow:

•                  Higher Revenue.  Compared to the prior year periods, total revenue was higher by $22.5 million, or 13.2%, for the three months ended December 31, 2004, and by $71.4 million, or 14.3%, for the nine months ended December 31, 2004.  The increase in revenue for both the three- and the nine-month periods was due to increased activity in all business segments, led by the fabrication and international contract compression segments.

•                  Lower Fabrication Gross Margin.  Compared to the prior year three-month period, fabrication gross margin for the three months ended December 31, 2004, declined from 8.6% to 4.4%.  This reduction in gross margin was primarily due to warranty costs and losses incurred on certain relatively complex projects.

•                  Lower Interest Expense.  Compared to the prior year periods, interest expense was lower by $1.2 million, or 6.5%, for the three months ended December 31, 2004, and by $6.1 million, or 10.9%, for the nine months ended December 31, 2004. The decreases in interest expense resulted primarily from the Company’s $80.0 million reduction in the amount outstanding under the asset-backed securitization lease facility (the “ABS lease facility”) in June 2004, the lowering of interest rates resulting from entering into interest rate swap agreements in March 2004 to convert fixed interest payments to variable interest payments on $100.0 million of our $175.0 million of 7 1/4% senior notes due 2010 and the refinancing of $175.0 million of long-term debt in May 2003, which both reduced the amount of the Company’s long-term debt outstanding and lowered the interest rate on that debt.

•                  Gain on Termination of Interest Rate Swaps.  Included within net income for the nine months ended December 31, 2004 is a $3.2 million gain on the termination of interest rate swaps related to the repayment of debt in June 2004.

•                  Debt Extinguishment and Facility Consolidation Costs.  The prior year nine-month period included $14.4 million of debt extinguishment costs as a result of the Company’s May 2003 refinancing activity and $1.8 million of facility consolidation costs related to the transfer of substantially all of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility.

Operating Highlights

The higher revenue for the three- and nine-month periods is attributable to increased industry activity and customer demand, which resulted in higher overall utilization of our contract compression fleet and increased sales in the fabrication and aftermarket services businesses.  The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended			Nine Months Ended
	December 31, 2004	March 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(Horsepower in thousands)			(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,908	1,904	1,900	1,908	1,900
International contract compression	518	417	401	518	401
Total	2,426	2,321	2,301	2,426	2,301

Average Contracted Horsepower:
Domestic contract compression	1,696	1,630	1,661	1,662	1,652
International contract compression	442	372	363	412	356
Total	2,138	2,002	2,024	2,074	2,008

Horsepower Utilization:
Spot (at period end)	89.9%	86.1%	87.0%	89.9%	87.0%
Average	89.8%	86.4%	86.9%	88.4%	85.6%

	December 31, 2004	December 31, 2004	December 31, 2004
	(In millions)
Fabrication Backlog	$83.0	$88.2	$91.6

Domestic available horsepower remained relatively stable for the three months and nine months ended December 31, 2004 compared to the same prior year periods.  The increase in international horsepower was primarily attributable to horsepower that was added in Latin America and the Canadian acquisition in November 2004.

Domestic average contracted horsepower remained relatively stable for the three months and nine months ended December 31, 2004 compared to the same prior year periods.  International average contracted horsepower increased by 21.8% for the three months ended December 31, 2004 compared to the prior year quarter and by 15.7% for the nine months ended December 31, 2004 compared to the same prior year period. These increases were primarily attributable to the acquisition that was made in Canada and higher customer demand within Latin America.

Fabrication backlog fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of recognition of revenue.  The backlog of fabrication projects at February 3, 2005 was approximately $86.1 million.  A majority of the backlog is expected to be completed within a 180-day period.

Recent Acquisition and Refinancing Activity

Recent Acquisition.  In November 2004, a wholly-owned subsidiary of the Company purchased the Canadian contract compression fleet of Hanover Compressor Company, for $56.9 million in cash.  At the time of the acquisition, the acquired fleet totaled approximately 83,000 horsepower and was expected to generate annual revenue of approximately $15 million.  Following the subsequent sale of approximately 7,000 horsepower from the fleet, however, the expected annual revenue is now estimated to be approximately $13.5 million.  The acquisition was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash.  We expect this transaction will be accretive to our earnings per share during the first year of operations.

Refinancing Activity.  In January 2005, we closed a $650 million senior secured credit facility with a syndicate of lenders and financial institutions consisting of a $250 million five-year revolving line of credit and a $400 million seven-year bank loan.  We used approximately $30 million under the new credit facility, together with borrowings under another facility, to repay $82 million of a term loan due 2008. We intend to use a significant portion of the new credit facility to redeem the outstanding $440 million of 8 7/8% senior notes due February 2008 and utilize additional capacity for working capital needs and general corporate purposes. In conjunction with the closing of the new credit facility, a notice was sent to the trustee and the holders of the 8 7/8% notes that the notes will be redeemed on February 15, 2005 at a price of 104.438%. As part of this redemption, we will record approximately $26 million, on a pretax basis, in debt extinguishment costs, including approximately $20 million in call premium and approximately $6 million in write-off of unamortized debt issuance costs.

In January 2005, the Company also entered into forward interest rate swap agreements to hedge $300 million of debt.  The interest rate swap agreements convert variable interest payments related to $300 million of the new $400 million seven-year bank loan to fixed interest payments for a portion of the term of the bank loan.

As a result of the refinancing and the related swap agreements, we expect that the Company’s resulting annual cash interest expense will be reduced by approximately $11 million to $15 million on a pre-tax basis, or $0.22 to $0.30 per diluted share on an after tax basis, depending upon future LIBOR rates and whether the Company enters into further interest rate hedging instruments.  The Company also expects that reduced amortization of deferred financing costs will further reduce interest expense by approximately $1.8 million per year on a pretax basis, or $0.03 to $0.04 per diluted share on an after tax basis.  In addition, the refinancing has extended our debt maturities, with no significant debt coming due before 2010.

Financial Results of Operations

Three months ended December 31, 2004 compared to three months ended December 31, 2003

The following table summarizes the results of operations:

	Three Months Ended December 31,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$75,170	$71,067
% of total revenue	39.0%	41.8%
International contract compression	$27,810	$20,789
% of total revenue	14.4%	12.2%
Fabrication	$50,823	$42,092
% of total revenue	26.4%	24.7%
Aftermarket services	$38,873	$36,219
% of total revenue	20.2%	21.3%
Total Revenue.	$192,676	$170,167
Gross Profit:
Domestic contract compression	$48,099	$45,994
International contract compression	21,383	15,808
Fabrication	2,218	3,612
Aftermarket services	7,956	7,166
Total Gross Profit	$79,656	$72,580
Gross Margin:
Domestic contract compression	64.0%	64.7%
International contract compression	76.9%	76.0%
Fabrication	4.4%	8.6%
Aftermarket services	20.5%	19.8%
Total Gross Margin	41.3%	42.7%
Expenses:
Depreciation and amortization	$23,611	$21,504
Selling, general and administrative	19,224	16,101
Interest expense, net	16,821	17,994
Foreign currency gain	(238)	(466)
Other income, net	(589)	(1,630)
Income tax expense	6,702	7,344
Net income	$14,125	$11,733

Revenue.  Domestic contract compression revenue increased due primarily to higher average contract prices and increased contracted horsepower for the three months ended December 31, 2004.  International contract compression revenue increased primarily as a result of additional revenue from the acquisition of an additional contract compression fleet in Canada, additional revenue from a project in Brazil and additional compression business in Argentina, which contributed to increases of $2.6 million, $1.7 million and $1.3 million, respectively.  Fabrication revenue increased due to increased customer demand in Asia Pacific and increased installation projects in Latin America, resulting in increased revenues of $11.0 million and $1.7 million, respectively.  This increased revenue contribution was partially offset by decreased fabrication revenue in Canada of $4.4 million.  Fabrication revenue fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of revenue recognition.  Aftermarket services revenue was higher due primarily to increases within Latin America ($1.6 million) and Asia Pacific ($1.0 million) due, in part, to acquisitions made in those regions.

Gross Profit.  The changes to gross profit (defined as total revenue less direct costs) for the three months ended December 31, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic and international contract compression, offset by a decline in fabrication primarily due to warranty costs and losses incurred on certain relatively complex projects.

Gross Margin.  The reduction in fabrication gross margin for the three months ended December 31, 2004 was primarily due to warranty costs and losses incurred on certain relatively complex projects.  As a percentage of segment revenue, direct costs for domestic contract compression, international contract compression and aftermarket services remained relatively stable compared to the prior year three-month period.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the three months ended December 31, 2004 compared to the prior year primarily resulted from on-going capital additions, including the start of operations of a project in Brazil.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses for the three months ended December 31, 2004 relates to the increased expenses resulting from increased operating activity within Latin America and Asia Pacific of $2.0 million and $0.6 million, respectively.  Selling, general and administrative expenses represented 10.0% of total revenue for the three months ended December 31, 2004, compared to 9.5% of total revenues for the three months ended December 31, 2003.

Other Income, net.  The decrease in other income is primarily due gains from the sale of domestic contract compression equipment due to customers exercising purchase options in the three months ended December 31, 2003.

Income Tax Expense.  Income tax expense decreased, although income before taxes increased for the three months ended December 31, 2004, as a result of the reduction of our effective tax rate from 37% to 36%.  The reduction in the effective tax rate is primarily due to the increased share of international income as a proportion of consolidated income, which on average is taxed at a lower statutory rate than income generated in the United States.

Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

The following table summarizes the results of operations:

	Nine Months Ended December 31,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$219,321	$209,983
% of total revenue	38.5%	42.1%
International contract compression	$73,428	$61,193
% of total revenue	12.9%	12.3%
Fabrication	$165,957	$121,030
% of total revenue	29.1%	24.3%
Aftermarket services	$110,728	$105,872
% of total revenue	19.5%	21.3%
Total Revenue	$569,434	$498,078
Gross Profit:
Domestic contract compression	$139,187	$133,321
International contract compression	56,676	47,202
Fabrication	12,244	9,381
Aftermarket services	22,995	22,790
Total Gross Profit	$231,102	$212,694
Gross Margin:
Domestic contract compression	63.5%	63.5%
International contract compression	77.2%	77.1%
Fabrication	7.4%	7.8%
Aftermarket services	20.8%	21.5%
Total Gross Margin	40.6%	42.7%
Expenses:
Depreciation and amortization	$69,407	$63,411
Selling, general and administrative	55,684	49,351
Interest expense, net	49,792	55,870
Foreign currency (gain) loss	286	(631)
Other income, net	(228)	(2,525)
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Facility consolidation costs	—	1,821
Income tax expense	20,783	11,937
Net income	$38,100	$19,063

Revenue.  Domestic contract compression revenue increased due primarily to higher average contract prices and increased contracted horsepower in the nine months ended December 31, 2004.  International contract compression revenue increased primarily as a result of additional revenue from a project in Brazil, additional compression business in Argentina and additional revenue from the acquisition of an additional contract compression fleet in Canada which contributed to increases of $3.7 million, $3.6 million and $2.6 million, respectively.    Fabrication revenue increased due to increased customer demand in the Asia Pacific, United States and Latin America regions, which contributed increases of $21.6 million, $20.8 million and $5.0 million, respectively, compared to the nine months ended December 31, 2003.  This increased revenue contribution was partially offset by decreased fabrication revenue in Canada of $2.5 million.  Fabrication revenue fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of revenue recognition.  Aftermarket services revenue was higher primarily due to increases within Latin America ($2.3 million) and Asia Pacific ($1.7 million) due, in part, to acquisitions made in those regions.

Gross Profit.  The changes to gross profit (defined as total revenue less direct costs) for the nine months ended December 31, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic contract compression, international contract compression and fabrication.

Gross Margin.  As a percentage of segment revenue, direct costs for all business segments for the nine months ended December 31, 2004 remained relatively stable for the comparable nine-month period.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the nine months ended December 31, 2004 compared to the prior year primarily resulted from the start of operations of a project in Brazil and other capital additions.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses for the nine months ended December 31, 2004 relates to the increased expenses resulting from increased operating activity within Latin America and Asia Pacific of $3.7 million and $1.9 million, respectively.  Selling, general and administrative expenses represented 10% of total revenues for both periods.

Debt Extinguishment Costs.  Debt extinguishment costs incurred during the nine months ended December 31, 2003 were primarily due to the early extinguishment in May 2003 of Universal’s outstanding $229.8 million 9 7/8% senior discount notes due 2008.  The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008.  As a result of the early extinguishment of debt, a charge of $14.4 million was recognized in the prior year resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.  For the nine months ended December 31, 2004, debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% senior notes due 2008.

Gain on Termination of Interest Rate Swaps. A $3.2 million gain on the termination of interest rate swaps was recognized for the nine months ended December 31, 2004.  This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS  lease facility in connection with a principal reduction of $80.0 million in June 2004.

Facility Consolidation Costs.  Facility consolidation costs incurred during the nine months ended December 31, 2003 were $1.8 million.  These costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility and were primarily for severance, personnel costs and relocation costs.

Other Income, net.  The decrease in other income is primarily due gains from the sale of domestic contract compression equipment due to customers exercising purchase options in the nine months ended December 31, 2003.

Income Tax Expense.  The increase in income tax expense for the nine months ended December 31, 2004 primarily relates to increased income before taxes as compared to the nine months ended December 31, 2003 due to items mentioned above.

Liquidity and Capital Resources

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.  The following table summarizes our sources and uses of cash for the nine-month periods ended December 31, 2003 and 2004, and our cash and working capital as of the end of such periods:

	Nine Months Ended December 31,
	2004	2003
	(In thousands)
Net cash provided by (used in):

Operating activities	$112,223	$137,773

Investing activities.	$(147,274)	$(36,897)

Financing activities	$(33,073)	$(71,882)

	As of December 31,
	2004	2003
	(In thousands)
Cash	$53,958	$101,542

Working capital, net of cash	$65,041	$51,397

Overview.  Net cash used in investing and financing activities exceeded net cash provided by operating activities by $68.1 million for the nine months ended December 31, 2004 primarily as a result of $60.0 million paid for acquisitions, $32.2 million in net debt prepayments during the period and $105.4 million of capital expenditures, as discussed below.  As a result, the cash balance of $121.2 million at March 31, 2004 declined to $54.0 million at December 31, 2004.  For the nine months ended December 31, 2003, net cash provided by operating activities exceeded cash used in investing and financing activities by $29.0 million.

Operations. Net cash provided by operating activities decreased $25.6 million, or 18.5%, for the nine months ended December 31, 2004 compared to the prior year period primarily as a result of changes in working capital including lower unearned revenue of $30.3 million related to the timing of progress billing activity for the fabrication segment.

Capital Expenditures.  Capital expenditures for the nine months ended December 31, 2004 were $105.4 million consisting of $61.2 million for fleet additions, $30.0 million for compressor overhauls, $5.9 million for service trucks and $8.3 million for machinery, equipment, information technology equipment and other items.  Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements.  We expect capital expenditures to be approximately $145 million for the fiscal year ending March 31, 2005, including approximately $40 million for compression fleet maintenance capital.

Long-term Debt and Capital Lease Obligations. As of December 31, 2004, we had approximately $847.1 million in outstanding debt and capital lease obligations consisting primarily of $522.2 million outstanding under the seven-year term senior secured notes operating lease facility, made up of 8 7/8% senior notes due 2008 and a term loan due 2008, $172.9 million outstanding of 7 1/4% senior notes due 2010, $100.0 million outstanding under the ABS lease facility and $50.0 million outstanding under the revolving credit facility.

The maturities of this debt are shown below.  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

(In thousands)
2005	$10,118
2006	18,690
2007	18,878
2008	541,027
2009	18,563
Thereafter	239,781
Total debt	$847,057

In January 2005, the Company closed a $650 million senior secured credit facility with a syndicate of lenders and financial institutions consisting of a $250 million five-year revolving line of credit and a $400 million seven-year bank loan.  The Company used approximately $30 million under the new credit facility, together with borrowings under another facility, to repay $82 million of a term loan due 2008. Universal intends to use a significant portion of the new credit facility to redeem the outstanding $440 million of 8 7/8% senior notes due February 2008 and utilize additional capacity for working capital needs and general corporate purposes. In conjunction with the closing of the new credit facility, a notice was sent to the trustee and the holders of the 8 7/8% notes that the notes will be redeemed on February 15, 2005 at a price of 104.438%. As part of this redemption, Universal will record approximately $26 million, on a pretax basis, in debt extinguishment costs, including approximately $20 million in call premium and approximately $6 million in write-off of unamortized debt issuance costs.

Historically, we have financed capital expenditures with net cash provided by operations and financing activities.  Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2005 fiscal year excluding funds required for the Canada acquisition.  To the extent that net cash provided by operating activities is not sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2005 fiscal year, we may borrow additional funds under our new revolving line of credit or we may obtain additional debt or equity financing.

Debt Covenants and Availability.  Covenants in our credit facilities require that we maintain various financial ratios, including a collateral coverage ratio of greater than 1.25 to 1 (market value of compression collateral to amount of indebtedness outstanding under our new credit facility), a total leverage ratio of less than or equal to 5 to 1 (total debt to earnings before interest, taxes, depreciation and amortization expense) and an interest coverage ratio of greater than 2.5 to 1 (earnings before interest, taxes, depreciation and amortization expense to interest expense).   As of February 7, 2005, we and our subsidiaries are in compliance with all of the financial covenants.

As of February 7, 2005, subject to the above-mentioned covenants and other restrictions, we had unused credit availability under our new credit facility of approximately $146.1 million.  Upon the redemption of the 8 7/8% senior notes on February 15, 2005, we expect to have an aggregate unused credit availability of approximately $93.3 million.

UNIVERSAL COMPRESSION, INC.

Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

The following table summarizes the results of operations:

	Nine Months Ended December 31,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$219,321	$209,983
% of total revenue	38.5%	42.1%
International contract compression	$73,428	$61,193
% of total revenue	12.9%	12.3%
Fabrication	$165,957	$121,030
% of total revenue	29.1%	24.3%
Aftermarket services	$110,728	$105,872
% of total revenue	19.5%	21.3%
Total Revenue	$569,434	$498,078
Gross Profit:
Domestic contract compression	$139,187	$133,321
International contract compression	56,676	47,202
Fabrication	12,244	9,381
Aftermarket services	22,995	22,790
Total Gross Profit	$231,102	$212,694
Gross Margin:
Domestic contract compression.	63.5%	63.5%
International contract compression	77.2%	77.1%
Fabrication	7.4%	7.8%
Aftermarket services	20.8%	21.5%
Total Gross Margin	40.6%	42.7%
Expenses:
Depreciation and amortization	$69,407	$63,411
Selling, general and administrative	55,684	49,351
Interest expense, net	49,792	55,870
Foreign currency (gain) loss	286	(631)
Other income, net	(228)	(2,525)
Debt extinguishment costs	475	14,397
Gain on termination of interest rate swaps	(3,197)	—
Facility consolidation costs	—	1,821
Income tax expense	20,783	11,937
Net income	$38,100	$19,063

Revenue.  Domestic contract compression revenue increased due primarily to higher average contract prices and increased contracted horsepower in the nine months ended December 31, 2004.  International contract compression revenue increased primarily as a result of additional revenue from a project in Brazil, additional compression business in Argentina and additional revenue from the acquisition of an additional contract compression fleet in Canada which contributed to increases of $3.7 million, $3.6 million and $3.5 million, respectively.    Fabrication revenue increased due to increased customer demand in the Asia Pacific, United States and Latin America regions, which contributed increases of $21.6 million, $20.8 million and $5.0 million, respectively, compared to the nine months ended December 31, 2003.  This increased revenue contribution was partially offset by decreased fabrication revenue in Canada of $2.5 million.  Fabrication revenue fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and the timing of revenue recognition.  Aftermarket services revenue was higher primarily due to increases within Latin America ($2.3 million) and Asia Pacific ($1.7 million) due, in part, to acquisitions made in those regions.

Gross Profit.  The changes to gross profit (defined as total revenue less direct costs) for the nine months ended December 31, 2004 compared to the prior year period were primarily attributable to revenue increases discussed above for domestic contract compression, international contract compression and fabrication.

Gross Margin.  As a percentage of segment revenue, direct costs for all business segments for the nine months ended December 31, 2004 remained relatively stable for the comparable nine-month period.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the nine months ended December 31, 2004 compared to the prior year primarily resulted from the start of operations of a project in Brazil and other capital additions.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses for the nine months ended December 31, 2004 relates to the increased expenses resulting from increased operating activity within Latin America and Asia Pacific of $3.7 million and $1.9 million, respectively.  Selling, general and administrative expenses represented 10% of total revenues for both periods.

Debt Extinguishment Costs.  Debt extinguishment costs incurred during the nine months ended December 31, 2003 were primarily due to the early extinguishment in May 2003 of Universal’s outstanding $229.8 million 9 7/8% senior discount notes due 2008.  The net proceeds from the offering by Universal of new 7 1/4% senior discount notes due 2010 and available funds were used to pay for the extinguishment of the 9 7/8% senior discount notes due 2008.  As a result of the early extinguishment of debt, a charge of $14.4 million was recognized in the prior year resulting from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.  For the nine months ended December 31, 2004, debt extinguishment costs of $0.5 million resulted from the buyback of $5.0 million of our 8 7/8% senior notes due 2008.

Gain on Termination of Interest Rate Swaps. A $3.2 million gain on the termination of interest rate swaps was recognized for the nine months ended December 31, 2004.  This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS  lease facility in connection with a principal reduction of $80.0 million in June 2004.

Facility Consolidation Costs.  Facility consolidation costs incurred during the nine months ended December 31, 2003 were $1.8 million.  These costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston fabrication facility and were primarily for severance, personnel costs and relocation costs.

Other Income, net.  The decrease in other income is primarily due gains from the sale of domestic contract compression equipment due to customers exercising purchase options in the nine months ended December 31, 2003.

Income Tax Expense.  The increase in income tax expense for the nine months ended December 31, 2004 primarily relates to increased income before taxes as compared to the nine months ended December 31, 2003 due to items mentioned above.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to some market risk due to the floating or variable interest rates under our financing arrangements. Some of the interest and lease payments under our financing arrangements are based on a floating rate plus an applicable margin.  The variable interest rate under our revolving credit facility, which had no amounts outstanding as of December 31, 2004, is based upon either a base rate or LIBOR, at our option, and the applicable margin is a variable amount from 1.5% to 2.5% based on a leverage ratio.  The variable interest rate under our $82.2 million term loan is based upon the one-month LIBOR rate and the applicable margin is a fixed 3.25%.  The one-month LIBOR rate at January 27, 2005 was 2.6%.  The variable interest rate applicable to $100 million of our 7 1/4% senior notes due 2010 pursuant to an interest rate swap is based upon the six-month LIBOR rate plus the applicable margin of 3.2%.  The six-month LIBOR rate at January 27, 2005 was 2.9%.  As of December 31, 2004, approximately $246.1 million of our outstanding indebtedness and other obligations bore interest at floating rates and a 1.0% increase in interest rates would result in an approximate $2.5 million annual increase in our interest expense.

We hold interest rate swaps related to the ABS operating lease facility. At December 31, 2004, the fair market value of these interest rate swaps was a liability of approximately $4.2 million, which was recorded as a noncurrent liability. The interest rate swaps terminate in February 2013. The weighted average fixed rate of these swaps is 5.2%.

To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date and balance payments in local currency against local expenses.

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Company and Universal management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company and Universal concluded that their disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by the Company and Universal in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As required by Exchange Act Rule 13a-15(d) and Rule 15d-15(d), management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, also evaluated whether any change in their internal control over financial reporting that occurred during the quarter covered by this report has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.  Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Audit Committee has approved certain non-audit services to be performed by our independent auditors, none of which would be prohibited services under the Sarbanes-Oxley Act of 2002.

ITEM 6.  Exhibits

Exhibits.

Exhibit No.	Description

10.1

$650,000,000 Senior Secured Credit Agreement, dated as January 14, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Runners and Deutsche Bank Securities Inc. as Co-Arranger.

10.2

Collateral Agreement, dated as of January 14, 2005, made by Universal Compression, Inc. and Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent.

10.3

Pledge and Security Agreement (Assignment of Pledged Securities), dated as of January 14, 2005, made by Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Services, LLC and Universal Compression Canadian Holdings, Inc., as Pledgors to Wachovia Bank, National Association, as Administrative Agent.

10.4

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: February 9, 2005	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson,
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin,
Controller
(Principal Accounting Officer)

UNIVERSAL COMPRESSION, INC.

	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson,
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DENNIS S. BALDWIN
Dennis S. Baldwin,
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

$650,000,000 Senior Secured Credit Agreement, dated as January 14, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Runners and Deutsche Bank Securities Inc. as Co-Arranger.

10.2

Collateral Agreement, dated as of January 14, 2005, made by Universal Compression, Inc. and Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent.

10.3

Pledge and Security Agreement (Assignment of Pledged Securities), dated as of January 14, 2005, made by Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Services, LLC and Universal Compression Canadian Holdings, Inc., as Pledgors to Wachovia Bank, National Association, as Administrative Agent.

10.4

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