Form 10-K
period 2005-03-31
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2005-06-10
CIK 1057233, 1057234

Use these links to rapidly review the document
Table of Contents

Report of Independent Registered Public Accounting Firm

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
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

Yes ☒    No ☐    (Universal Compression Holdings, Inc.)

Yes ☐    No ☒    (Universal Compression, Inc.)

        The aggregate market value of the Common Stock of Universal Compression Holdings, Inc. held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2004) was approximately $696 million. For purposes of the above statements only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

        The number of shares of the Common Stock of Universal Compression Holdings, Inc. outstanding as of June 6, 2005: 32,060,399 shares. All 4,910 outstanding shares of common stock of Universal Compression, Inc., par value $10.00 per share, are owned by Universal Compression Holdings, Inc.

Documents Incorporated by Reference

        Portions of Universal Compression Holdings, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2005 are incorporated by reference into Part III, as indicated herein.

The Index to Exhibits is on page 55.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as "believes," "expects," "will," "intends," "projects," "anticipates," "estimates," "continues" or similar words or the negative thereof.

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

ITEM 1. Business

General

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2005 of approximately 7,200 compressor units comprising approximately 2.5 million horsepower. We provide a full range of natural gas compression services and products, including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

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

        In addition to contract compression, we provide a broad range of compression services and products to customers who own their compression equipment or use equipment provided by our competitors. Our fabrication business involves the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that we use in our contract compression fleet. Our ability to fabricate compressors ranging in size from under 100 horsepower to over 5,000 horsepower enables us to provide compressors that are used in all facets of natural gas production, transmission, storage and distribution. Our aftermarket services business sells parts and components, and provides maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. Our ability to provide a full range of compression services and products broadens our customer relationships and helps us identify potential new customers and cross-selling opportunities with existing customers. As the compression needs of our customers increase due to the growing demand for natural gas throughout the world, we believe our geographic scope and broad range of compression services and products will enable us to participate in that growth.

        We maintain 18 field service locations throughout the United States at which we service and overhaul compression equipment. We operate internationally in Argentina, Australia, Bolivia, Brazil, Canada, China, Colombia, Indonesia, Mexico, Peru, Russia, Thailand, and Venezuela. Financial information about our business segments and the geographic locations in which we operate for each of the past three years is provided in Note 12 to the financial statements included in Part II, Item 8

("Financial Statements and Supplementary Data") of this report. Our principal corporate office is located at 4444 Brittmoore Road, Houston, Texas 77041.

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

        Since our initial public offering, we have completed several acquisitions, which have contributed significantly to our growth. Our most significant acquisition, through merger, was that of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), former subsidiaries of Weatherford International Ltd. ("Weatherford"), in February 2001. This acquisition added approximately 950,000 horsepower to our fleet, more than doubling our size at that time.

        We maintain a website at www.universalcompression.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, www.universalcompression.com/invest/SECfrX.html, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Paper copies are also available, without charge, from Universal Compression Holdings, Inc., 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations. Also, such information is readily available at the website of the Securities and Exchange Commission, which can be found at www.sec.gov.

Key Operating and Financial Statistics

        The following table illustrates our key operating and financial statistics during the last three fiscal years:

	Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Domestic horsepower (end of period)	1,925,189	1,903,614	1,957,015
International horsepower (end of period)	543,756	417,271	368,437

Total horsepower (end of period)	2,468,945	2,320,885	2,325,452
Average horsepower utilization rate	88.8%	85.8%	83.3%
Revenue	$763,070	$688,786	$625,218
Percentage of revenue from:
Domestic contract compression	38.8%	40.8%	42.5%
International contract compression	13.4%	12.0%	10.6%
Fabrication	28.0%	26.7%	26.0%
Aftermarket services	19.8%	20.5%	20.9%
Net income	$33,610	$30,787	$33,518
EBITDA, as adjusted (a)	$232,543	$223,848	$201,150

(a)
EBITDA, as adjusted, is defined, reconciled to net income and discussed within Part II, Item 6 ("Selected Financial Data") of this report.

Natural Gas Compression Industry Overview

        Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We offer both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also offer rotary screw compressors for specialized applications. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or aging natural gas wells require compression for delivery of produced gas into higher pressured gas gathering or pipeline systems. Compression at the wellhead is required because, over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the well's pressure levels allowing gas to be brought to market. Compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, compression services are used for compressing feedstocks in refineries and petrochemical plants, and for refrigeration applications in natural gas processing plants.

        Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage facilities and through the pipeline. Natural gas compression that is used to transport gas from the wellhead through the gathering system is considered "field compression." Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end-user is considered "pipeline compression." During the production phase, compression is used to boost the pressure of natural gas from the wellhead so that natural gas can flow into the gathering system or pipeline for transmission to end-users. Typically, these applications require portable, low to mid-range horsepower compression equipment located at or near the wellhead. The continually dropping pressure levels in natural gas fields require periodic modification and variation of on-site compression equipment.

        Compression equipment is also used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure is often needed to force the gas from the low pressure gathering systems into the higher pressure pipelines. Similarly, as gas is transported through a pipeline, compressor units are applied all along the pipeline to allow the natural gas to continue to flow through the pipeline to its destination. These applications generally require larger horsepower compression equipment (1,000 horsepower and higher).

        Gas producers, transporters and processors historically owned and maintained most of the compression equipment used in their operations. However, over the past several years, many producers, transporters and processors have outsourced their compression equipment. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or pipeline efficiency.

        We believe outsourcing contract compression equipment offers customers:

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

        Customers that elect to outsource compression equipment may vary their level of service for such equipment. One end of the service spectrum, known commonly as a "bare rental," involves no services beyond the provision of the equipment itself, which the customer services, maintains and operates. In the middle of the service spectrum, the compression service provider is responsible for certain operational tasks, such as scheduled preventative maintenance, repair and general up-keep of the equipment, while the customer usually remains responsible for the day-to-day inspection of the equipment. On the other end of the service spectrum, the compression service provider is responsible for more of the operational tasks, including daily inspection of the equipment, provision of consumables such as oil and antifreeze and, if necessary, presence at the site for several hours each day.

        In contrast to the domestic compression market, the international compression market is comprised primarily of large horsepower compressors. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of compressors and related gas treatment equipment by the contract compression service provider. In these projects, the customer's only responsibility is to provide fuel gas within specifications. As a result of the full service nature of these projects and because these compressors generally remain on-site for three to seven years, we are typically able to achieve higher revenue and margins on these projects as compared to average domestic compression service margins.

Operations

Contract Compression Fleet

        As of March 31, 2005, our fleet consisted of 7,181 compressors, as reflected in the following table:

	Total Horsepower As of March 31,		% of Horsepower As of March 31,		Number of Units As of March 31,
Horsepower Range
	2005	2004	2005	2004	2005	2004
0-99	175,093	177,665	7.1	7.6	2,343	2,385
100-299	442,919	442,946	17.9	19.1	2,533	2,540
300-599	368,893	359,032	15.0	15.5	961	939
600-999	428,070	403,760	17.3	17.4	586	552
1,000 and over	1,053,970	937,482	42.7	40.4	758	677

Total	2,468,945	2,320,885	100%	100%	7,181	7,093

        For the year ended March 31, 2005, the average horsepower utilization rate for our fleet was approximately 88.8%. For the quarter ended March 31, 2005, the average utilization rate was approximately 90.0%.

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

Contract Compression

        We provide comprehensive contract compression services, which include operation and maintenance services for our domestic and international fleet. When providing full contract compression service, we work closely with a customer's field service personnel so that the compressor can be adjusted to efficiently match changing characteristics of the gas produced. We provide maintenance services on substantially all of our fleet units. Maintenance services include the scheduled preventive maintenance, repair and general up-keep of compressor equipment. As a complement to our maintenance business, we offer supplies and services such as antifreeze and lubricants to the job site. We also may offer installation services, which for our typical mid-range and smaller horsepower units involve significantly less engineering and cost than the comprehensive service concept prevalent in the international markets. We also routinely repackage or reconfigure some of our existing fleet to adapt to our customers' needs.

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

        Our field compression equipment is maintained in accordance with daily, weekly, monthly and annual maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on substantially all of our contract compression equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these procedures maximize equipment life and unit availability and minimize avoidable downtime. Generally, each of our units undergoes a major overhaul once every six to eight years. A major overhaul involves the rebuilding of the unit to materially extend its economic useful life or to enhance the unit's ability to fulfill broader or different contract compression applications.

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

        Domestic Operations.    As of March 31, 2005, we operated the second largest domestic fleet of compressors in terms of horsepower with approximately 6,475 units comprising approximately 1.9 million horsepower. We operate sales and service locations in the primary onshore and offshore natural gas producing regions of the United States. For the year ended March 31, 2005, 38.8% of our total revenue was generated from domestic contract compression operations.

        We maintain 18 field service locations throughout the United States at which we service and overhaul compression equipment.

        International Operations.    As of March 31, 2005, we operated approximately 706 units comprising approximately 544,000 horsepower in international markets. We intend to continue to expand our presence in these markets and pursue opportunities in other strategic international areas. For the year ended March 31, 2005, 13.4% of our total revenue was generated from international contract compression operations.

        International compression service projects usually generate higher gross profit margins than domestic projects. Our international operations are focused on large horsepower compressor markets and frequently involve longer-term and more comprehensive service projects than our domestic projects. International projects generally require us to provide complete engineering and design. International service agreements can and frequently do differ significantly from domestic service agreements as individual contracts are negotiated for each project.

        Financial information about geographic areas for each of the last three fiscal years is provided in Note 12 to the financial statements, included in Part II, Item 8 ("Financial Statements and Supplementary Data").

Fabrication

        As a complement to our contract compression service operations, we design, engineer, fabricate and sell natural gas compressors to engineering and construction firms, exploration and production companies, as well as pipeline and gas transmission companies, both domestically and internationally. We also fabricate compressor units for our own fleet. Our primary fabrication facilities are located in Houston, Texas and Calgary, Alberta, Canada.

        Generally, compressors sold to third parties are assembled according to each customer's specifications. We purchase components for these compressors from third party suppliers, and we are original equipment manufacturer representatives for several major engine, compressor, and electric motor manufacturers in the industry. We also sell prepackaged compressor units. For the year-ended March 31, 2005, 28.0% of our total revenue was generated from fabrication operations.

        We do not incur material research and development expenditures, as these activities are not a significant aspect of our business. All research and development costs are expensed as incurred.

Aftermarket Services

        Our aftermarket services business sells parts and components, and provides operation and maintenance services to customers who own their compression equipment or use equipment provided by our competitors.

        Our inventory of parts is available either on an over-the-counter basis through our 18 service locations in the United States and 5 in Canada, on a bid basis for larger orders, or as part of our compressor maintenance service. Our maintenance services are available on an individual call basis, on a contract basis (which may cover a particular unit, an entire compression project or all of the customer's compression projects) or as part of our comprehensive operation and maintenance service. We also provide offshore maintenance and service. In addition, we provide overhaul and reconfiguration services for customer-owned compression equipment, either on-site or in our overhaul shops. For the year ended March 31, 2005, 19.8% of our total revenue was generated from aftermarket services operations.

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

  •
  Seek opportunities in select international markets. We plan to continue to expand our existing operations in Latin America, Canada and Asia Pacific and offer our services in other key markets. We believe that our experience in international markets and our reputation for providing reliable contract compression services and fabricating high quality, specifically-engineered compressors provides us with a solid foundation from which to further expand our business internationally.

  •
  Expand and leverage our fabrication and aftermarket services business. We have significant fabrication and aftermarket services operations and we intend to expand these segments of our business. In addition to providing additional sources of revenue, these segments also provide us with an opportunity to cross-sell our contract compression services and products. This cross-selling potential stems from the natural evolution we typically experience as we enter new regions. Specifically, our fabrication sales frequently result in later aftermarket service work in the form of parts sales and post-warranty services.

  •
  Continue to expand beyond field compression. In addition to our field compression services, we have expanded our large horsepower compression capabilities in pipeline, processing, storage and offshore markets.

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

Competitive Strengths

        We believe that we have the following key competitive strengths:

  •
  Comprehensive range of services and products. We provide a wide range of compression services and products to meet the changing compression needs of our customers in the diverse geographic markets that we serve, whether these customers outsource or own their compression equipment. For those customers who outsource, we believe our contract compression services generally allow our customers to achieve higher run-times than they would achieve with owned equipment, resulting in increased production and revenue for our customers. In addition, outsourcing allows our customers flexibility with regard to their changing compression needs while limiting their capital requirements. We continually expand, upgrade and reconfigure our contract compression fleet and provide our operations and maintenance personnel with extensive training. We are able to fabricate compression units ranging in size from under 100 horsepower to over 5,000 horsepower that meet the varying needs of our customers. Additionally, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or have agreements with our competitors. This broad range of compression services and products allows us to expand our customer base and gives us the opportunity to cross-sell our services and products.

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

Seasonal Fluctuations

        Our results of operations have not historically reflected any material seasonal tendencies, nor do we currently have reason to believe seasonal fluctuations will have a material impact in the foreseeable future.

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

        In the fiscal year ended March 31, 2005, no single customer accounted for as much as 10% of our total revenue. Our top 20 customers accounted for approximately 43.0% of our total revenue in fiscal year 2005.

Suppliers

        Our principal suppliers include Caterpillar and Waukesha for engines, Air Xchangers for coolers, and Ariel for compressors. We also purchase Cooper parts and compressors in Canada for sale to customers. Although we rely primarily on these suppliers, we believe alternative sources are generally available. We have not experienced any material supply problems to date, and we believe our relations with our suppliers are good, except as expressed below.

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., ("GEPP"). As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2005, approximately $26.4 million of components and approximately $16.7 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP. The unsatisfied portion of the purchase commitment is approximately $11.6 million. GEPP could assert its right to enforce this obligation, but has not indicated any interest to do so at this time. However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

Backlog

        As of March 31, 2005, we had a compressor unit fabrication backlog for sale to third parties of approximately $68.7 million, compared to $88.2 million as of March 31, 2004. As of June 6, 2005, our backlog was $79.2 million. A majority of the backlog is expected to be completed within a 180-day period.

Insurance

        We believe that our insurance coverage is customary for the industry and adequate for our business. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business.

        Losses and liabilities not covered by insurance would increase our costs. The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids, fires and explosions or environmental damage. To address the hazards inherent in our business, we maintain insurance coverage that includes physical damage coverage, third party general liability insurance, employer's liability, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, many of our service contracts shift certain risks to our customers, including requirements to maintain insurance coverage.

Competition

        The natural gas contract compression, fabrication and aftermarket services businesses are highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies.

        Our main competitors in the contract compression business, based on horsepower, are Hanover Compressor Company, Compressor Systems, Inc. and J-W Operating Company. In addition, Weatherford and its subsidiaries may continue to compete with us as they are not contractually restricted from doing so. In our fabrication activities, we currently compete primarily with Hanover Compressor Company, Compressor Systems, Inc., Enerflex Systems, Ltd., Toromont Industries Ltd. and Collicut Energy Services Ltd. Our aftermarket services business faces competition from manufacturers (including Cooper Energy Services, Dresser-Rand and Hanover Compressor Company), from distributors of Caterpillar and Waukesha engines, from a number of smaller companies and, in Canada, from Enerflex Systems, Ltd., Toromont Industries Ltd. and Collicut Energy Services Ltd.

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

        Primary federal environmental laws that our operations are subject to include the Clean Air Act and regulations thereunder, which regulate air emissions; the Clean Water Act, and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; and the Resource Conservation and Recovery Act, referred to as "RCRA," and regulations, thereunder, which regulate the management and disposal of solid and hazardous waste. In addition, we are also subject to regulation under the federal Comprehensive Environmental Response, Compensation, and Liability Act, and regulations thereunder, known more commonly as "Superfund," which regulates the release of hazardous substances in the environment. Analogous state laws and regulations may also apply.

        The Clean Air Act and related regulations establish limits on the levels of various substances which may be emitted into the atmosphere during the operation of our fleet of natural gas compressors. These substances are regulated in permits, which are applied for and obtained through the various regulatory agencies, either state or federal depending on the level of emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to compressor operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract compression service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure of the compressors to comply with applicable environmental laws, including permit conditions. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service are anticipated. Any new regulations requiring the installation of more sophisticated emission control compression equipment potentially could have a material adverse impact. However, we believe that in most cases, these obligations would be allocated to our clients under the above-referenced contracts. In any event, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract compression services.

        The Clean Water Act and related regulations prohibit the discharge of industrial wastewater without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act regulates storm water discharges associated with industrial activities depending on a facility's primary standard industrial classification. Many of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of our facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required.

        The RCRA and related regulations, regulate the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. These wastes include, but are not limited to, used oil, antifreeze, filters, sludges, paint, solvents, and sandblast materials. The Environmental Protection Agency and various state agencies have limited the approved methods of disposal for these types of wastes.

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

        We currently own or lease, and have in the past owned or leased, a number of properties that have been used, some for many years and some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. We may be subject to remediation costs and liability under CERCLA, RCRA or other environmental laws for hazardous waste, asbestos or any other toxic or hazardous substance that may exist on or under any of our owned or leased properties, including waste disposed or groundwater contaminated by prior owners or operators. We have performed in the past, are currently performing, and may perform in the future, certain remediation activities governed by environmental laws. The cost of this remediation has not been material to date and we currently do not expect it to be material in the future. We are currently undertaking groundwater monitoring at certain of our facilities, which may further define our remedial obligations. Certain of our acquired properties may also warrant groundwater monitoring and other remedial activities. We believe that former owners and operators of many of these properties may be wholly or partly responsible under environmental laws and contractual agreements to pay for or perform remediation, or to indemnify us for our remedial costs. These other entities may fail to fulfill their legal or contractual obligations, which could result in imposing response obligations and material costs on us.

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

Employees and Labor Relations

        As of March 31, 2005, we had approximately 2,370 employees worldwide. We believe our relationship with our employees is good. Approximately 116 of our employees in Argentina, 43 of our employees in Canada and 34 of our employees in Brazil are covered by collective bargaining agreements.

ITEM 2. Properties

        The following table describes our material facilities owned or leased as of March 31, 2005:

Location	Square Feet	Acreage	Status	Uses
Houston, Texas	244,000	35.4	Owned	Corporate headquarters, fabrication, contract compression and aftermarket services
Calgary, Alberta, Canada	105,760	9.2	Owned	Fabrication, contract compression and aftermarket services
Yukon, Oklahoma	72,000	14.7	Owned	Contract compression and aftermarket services
Houma, Louisiana	60,000	91.0	Owned	Aftermarket services
Belle Chase, Louisiana	35,000	4.0	Owned	Contract compression and aftermarket services
Schulenberg, Texas	23,000	13.3	Owned	Fabrication, contract compression and aftermarket services
Broussard, Louisiana	24,700	10.0	Leased	Contract compression and aftermarket services

        None of the above referenced facilities are pledged as collateral, except for our Houston, Texas corporate headquarters, which has been pledged as collateral to secure our $650 million senior secured credit facility.

        We believe our facilities are suitable for their intended purposes and are adequate for our current and anticipated level of operations.

ITEM 3. Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We do not believe we are party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "UCO." The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price Range
	High	Low
Quarter Ended:
June 30, 2003	$22.40	$16.83
September 30, 2003	24.81	18.53
December 31, 2003	27.00	21.45
March 31, 2004	34.60	25.49
June 30, 2004	$33.16	$28.80
September 30, 2004	34.85	30.68
December 31, 2004	37.46	32.24
March 31, 2005	39.70	32.90
Through June 6, 2005	39.40	33.12

        On June 6, 2005, the closing price of our common stock was $35.10 per share. As of June 6, 2005, there were approximately 516 holders of record of our common stock.

        We have never declared or paid any cash dividends to our stockholders and do not plan to pay any cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION HOLDINGS, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for each of the five years in the period ended March 31, 2005 have been derived from the respective audited financial statements. The consolidated financial statements and report thereon, as of March 31, 2005 and 2004 and for the years ended March 31, 2005, 2004 and 2003 are included elsewhere in this report.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$763,070	$688,786	$625,218	$679,989	$232,466
Gross profit(1)	310,254	289,481	267,968	268,346	109,407
Selling, general and administrative expenses	75,756	67,516	67,944	60,890	21,092
Depreciation and amortization	93,797	85,650	63,706	48,600	33,491
Interest expense, net(2)	64,188	73,475	36,421	23,017	23,220
Operating lease expense(2)	—	—	46,071	55,401	14,443
Debt extinguishment costs(3)	26,543	14,903	—	—	15,204
Facility consolidation costs	—	1,821	—	—	—
Asset impairment expense	3,080	—	—	—	—
Income tax expense	17,213	17,741	20,975	30,931	3,645
Net income (loss)	33,610	30,787	33,518	49,408	(4,391)
Earnings (loss) per share
Basic	1.07	1.00	1.09	1.65	(0.30)
Diluted	1.04	0.98	1.08	1.63	(0.29)
Weighted average common stock outstanding
Basic	31,392	30,848	30,665	30,008	14,760
Diluted	32,224	31,283	30,928	30,250	15,079
Other Financial Data:
EBITDA, as adjusted(4)	$232,543	$223,848	$201,150	$207,315	$88,787
Capital expenditures:
Expansion	$(80,477)	$(47,629)	$(67,289)	$(137,790)	$(55,384)
Overhauls	(41,845)	(27,866)	(29,198)	(27,000)	(9,901)
Other	(21,343)	(11,062)	(24,264)	(23,229)	(2,721)
Cash flows provided by (used in):
Operating activities	$134,056	$165,248	$188,591	$133,078	$89,476
Investing activities	(181,476)	(46,850)	(107,704)	(160,256)	(3,318)
Financing activities	(35,589)	(69,732)	(13,849)	21,075	(75,282)
	As of March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash	$38,723	$121,189	$71,693	$6,176	$12,279
Working capital(5)	115,836	174,599	158,405	139,923	97,763
Total assets	2,022,758	1,972,451	1,953,887	1,277,165	1,176,256
Total debt(6)(7)	858,096	884,442	945,155	226,762	215,107
Stockholders' equity	861,672	799,235	744,451	700,344	652,574

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

(4)
EBITDA, as adjusted, is defined, reconciled to net income and discussed here in Part II, Item 6 ("Selected Financial Data") of this report.

(5)
Working capital is defined as current assets minus current liabilities.

(6)
Includes capital lease obligations.

(7)
Excludes $708.5 million and $527.5 million outstanding under our operating lease facilities as of March 31, 2002 and 2001, respectively. See Note 4 to the consolidated financial statements for a discussion related to the operating lease facilities.

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated audited financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for each of the five years in the period ended March 31, 2005 have been derived from the respective audited financial statements. The consolidated audited financial statements and report thereon, as of March 31, 2005 and 2004 and for the years ended March 31, 2005, 2004 and 2003 are included elsewhere in this report.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Statement of Operations Data:
Revenue	$763,070	$688,786	$625,218	$679,989	$232,466
Gross profit(1)	310,254	289,481	267,968	268,346	109,407
Selling, general and administrative expenses	75,756	67,516	67,944	60,890	21,092
Depreciation and amortization	93,797	85,650	63,706	48,600	33,485
Interest expense, net(2)	64,188	73,475	36,421	23,017	22,622
Operating lease expense(2)	—	—	46,071	55,401	14,443
Debt extinguishment costs(3)	26,543	14,903	—	—	10,611
Facility consolidation costs	—	1,821	—	—	—
Asset impairment expense	3,080	—	—	—	—
Income tax expense	17,213	17,741	20,975	30,931	3,871
Net income (loss)	33,610	30,787	33,518	49,408	(1,142)
Other Financial Data:
EBITDA, as adjusted(4)	$232,543	$223,848	$201,150	$207,315	$88,787
Capital expenditures:
Expansion	$(80,477)	$(47,629)	$(67,289)	$(137,790)	$(55,384)
Overhauls	(41,845)	(27,866)	(29,198)	(27,000)	(9,901)
Other	(21,343)	(11,062)	(24,264)	(23,229)	(2,721)
Cash flows provided by (used in):
Operating activities	$134,056	$162,429	$187,673	$131,837	$92,881
Investing activities	(181,476)	(46,850)	(107,704)	(160,256)	(3,318)
Financing activities	(35,589)	(66,913)	(12,931)	22,316	(78,687)
	As of March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash	$38,723	$121,189	$71,693	$6,176	$12,279
Working capital(5)	115,836	174,599	158,059	139,544	97,382
Total assets	2,022,758	1,972,451	1,953,506	1,276,781	1,171,534
Total debt(6)(7)	858,096	884,442	945,155	226,762	215,107
Stockholder's equity	861,672	799,235	739,503	695,396	647,624

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

(4)
EBITDA, as adjusted, is defined, reconciled to net income and discussed here in Part II, Item 6 ("Selected Financial Data") of this report.

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

THE COMPANY'S DEFINITION, RECONCILIATION
AND USE OF EBITDA, AS ADJUSTED

        EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swap agreements), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses.

        EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle ("GAAP") measure most directly comparable to it is net income or net loss. The manner in which management uses EBITDA, as adjusted, to evaluate our business follows.

        EBITDA, as adjusted, as a supplemental measure to review current period operating performance.    Management uses EBITDA, as adjusted, as a supplemental measure to evaluate the current period operating performance of our business. We believe that EBITDA, as adjusted, when viewed with our GAAP results and the accompanying reconciliations and other financial and non-financial measures, provides a useful additional perspective on, and a more complete understanding of, our performance than our GAAP results alone.

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

  •
  Management believes that EBITDA, as adjusted, is a meaningful measure to evaluate performance because the amount of depreciation expense in a company's financial statements may not accurately reflect the costs required to maintain and replenish a company's operational usage of its assets. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets. For example, for the year ended March 31, 2005, the Company recorded depreciation and amortization expense of $93.8 million, substantially all of which was depreciation expense, and had capital expenditures of $41.8 million for compressor overhauls, our primary maintenance capital expenditure. By excluding depreciation and certain related or consequential costs, including amortization and taxes, EBITDA, as adjusted, provides a measure with which to evaluate the performance independent of, and in a manner that allows one to assess, whether depreciation accurately captures the costs to maintain and replenish the Company's operational usage of its assets.

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

        The following table reconciles our EBITDA, as adjusted, to net income or (loss):

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands)
EBITDA, as adjusted	$232,543	$223,848	$201,150	$207,315	$88,787
Interest expense, net	(64,188)	(73,475)	(36,421)	(23,017)	(23,220)
Income tax expense	(17,213)	(17,741)	(20,975)	(30,931)	(3,645)
Depreciation and amortization	(93,797)	(85,650)	(63,706)	(48,600)	(33,491)
Operating lease expense	—	—	(46,071)	(55,401)	(14,443)
Gain on termination of interest rate swap agreements	3,197	—	—	—	—
Foreign currency gain (loss)	(389)	529	(459)	42	(177)
Facility consolidation costs	—	(1,821)	—	—	—
Debt extinguishment costs	(26,543)	(14,903)	—	—	(9,503)
Non-recurring charges	—	—	—	—	(8,699)

Net income (loss)	$33,610	$30,787	$33,518	$49,408	$(4,391)

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

  •
  Gain on termination of interest rate swap agreements relate to the reducing of the notional amount of interest rate swap agreements in connection with a principal reduction related to our ABS facility in June 2004. The Company does not consider this gain to be part of our core operations. Rather, this gain is a function of the Company's capital structure, which, like interest expense, reflects past capital structure decisions and changes in the cost of capital. Accordingly, this gain is excluded from the calculation of EBITDA, as adjusted.

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

  •
  Facility consolidation costs relate to the transfer of the Tulsa, Oklahoma fabrication activity to the Houston, Texas fabrication facility. These costs were primarily for severance, personnel and relocation costs. We do not consider these costs to be part of our core operations and the consolidation was disclosed in the footnotes to the financial statements related to the period in which they were incurred. We do not expect to incur similar costs within the two-year period ending September 30, 2005.

  •
  Debt extinguishment costs relate primarily to the early extinguishment of debt. Debt extinguishment costs incurred in fiscal year 2005 primarily relate to the early extinguishment of the $82.2 million term loan due 2008 and $440.0 million 8 7/8% senior notes due 2008. Debt extinguishment costs incurred in fiscal year 2004 relate primarily to the early extinguishment of the Company's outstanding $229.8 million 9 7/8% senior discount notes due 2008. Debt extinguishment costs incurred in fiscal year 2001 relate to debt restructuring that occurred concurrently with the Company's initial public offering of its common stock and with debt restructuring that occurred concurrently with the Company's acquisition and merger of Weatherford Global and related entities. The Company does not consider these costs to be part of our core operations. Rather, these costs are a function of the Company's capital structure, which, like interest expense, reflects past capital structure decisions and changes in the cost of capital. Accordingly, these costs are excluded from the calculation of EBITDA, as adjusted.

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

        EBITDA, as adjusted, has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of certain amounts that are material to the Company's consolidated results of operations, as follows:

  •
  EBITDA, as adjusted, does not include interest expense or operating lease expense (including debt extinguishment costs and gain on the termination of interest rate swap agreements). Because we have borrowed money in order to finance our operations, interest expense and operating lease expense are necessary elements of our costs and our ability to generate revenue. Therefore any measure that excludes interest expense or operating lease expense has this material limitation.

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

  •
  EBITDA, as adjusted, excludes other costs and expenses, such as non-recurring charges, as discussed above. These costs were excluded primarily because the Company does not consider these costs to be part of our core operations. Because the Company will incur costs from time to time that are not part of our core operations, any measure that excludes these costs has this material limitation.

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

Overview

General

        We provide a full range of natural gas compression services, including sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. Through our core business, contract compression, and our fleet as of March 31, 2005 of approximately 7,200 compressor units comprising approximately 2.5 million horsepower, we provide natural gas compression to domestic and international customers. Through our equipment fabrication business we design, engineer and assemble natural gas compressors for sale to third parties and for use in our contract compression fleet. Through our aftermarket services business, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users and, sometimes in the case of declining reservoir pressure, in order to get to the wellhead itself. Our customers consist primarily of domestic and international oil and gas companies, international state-owned oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines.

        Generally, our overall business activity and revenue increase as the demand for natural gas increases. In the United States, increases in the demand for compression services and products are driven by growth in the production of natural gas, by declining reservoir pressure in maturing natural gas producing fields and, more recently, by increased demand for compression equipment for growing non-conventional natural gas production, from places such as coal bed methane, tight sands and shale gas. In international markets, increases in the demand for compression services and products are driven by growth in natural gas industry infrastructure, environmental initiatives encouraging the production and consumption of natural gas and the growth in the worldwide transportation and use of natural gas. The demand for compression services is also driven by general increases in the demand for energy fuel stocks, including natural gas, which is generally driven by economic growth, and by increases in the outsourcing of compression needs.

Industry Conditions and Trends

        Natural Gas Industry.    Worldwide consumption of natural gas increased from approximately 53 trillion cubic feet in 1980 to approximately 90 trillion cubic feet in 2001, although consumption levels in the United States declined in the early 2000s primarily due to an economic slowdown and continue to be relatively flat. Industry sources expect the long-term growth trend of worldwide gas consumption to continue. We believe the growing demand in electrical power generation is a contributing factor in the worldwide growth of natural gas consumption as natural gas tends to be the fuel of choice for new power plants.

        The United States accounted for an estimated annual production of approximately 20 trillion cubic feet of natural gas in calendar year 2001, or 22% of the worldwide total, compared to an estimated annual production of approximately 71 trillion cubic feet in the rest of the world. Industry sources estimate that the United States' relative natural gas production level will decrease to approximately 16% of worldwide production by calendar year 2025. As of January 1, 2004, the United States natural gas reserves were estimate at 187 trillion cubic feet, or 3.1% of the worldwide total.

        Natural Gas Compression Services Industry.    The natural gas compression services industry experienced a significant increase in the demand for its products and services from the early 1990s to the early 2000s. The amount of compression horsepower currently operated by contract compression providers, such as the Company, is estimated to be approximately 5.5 million to 6.0 million horsepower in the United States and approximately 1.5 million horsepower internationally.

        A high level of compression industry capital expenditures and reduced demand due to lackluster economic activity resulted in reduced contract compression fleet utilization beginning in late calendar 2001 and continued into calendar 2002. Industry utilization stabilized in the second half of calendar 2002 and began to increase during calendar 2003 as a result of reduced capital expenditures and increasing demand due to improving economic activity. During calendar 2003 the industry did not materially increase the supply of contract compression units in the United States due to an emphasis on the redeployment of idle units while growth in international markets continued. During calendar 2004, the industry began to increase capital expenditure levels in the United States as increasing utilization levels caused a shortage in the supply of available, large horsepower units, while international growth continued.

        We believe the outlook for contract compression services, particularly in the United States, will continue to benefit from aging producing natural gas fields which will require more compression to continue producing the same volume of natural gas, and from increasing production from unconventional sources, which include tight sands, shale and coal bed methane, which generally require more compression than production from conventional sources to produce the same volume of natural gas.

        While the international gas compression services market is currently smaller than the domestic market, we believe there are growth opportunities in international demand for compression services and products due to the following factors:

  •
  implementation of international environmental and conservation laws preventing the practice of flaring natural gas and recognition of natural gas as a clean air fuel;

  •
  a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater export of oil;

  •
  increasing development of pipeline infrastructure, particularly in Latin America and Asia, necessary to transport natural gas to local markets;

  •
  growing demand for electrical power generation, for which the fuel of choice tends to be natural gas; and

  •
  privatization of state-owned energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

Company Performance Trends and Outlook

        During fiscal 2001 and fiscal 2002, we increased our natural gas compression fleet, expanded fabrication capabilities for large horsepower units, added complementary aftermarket services and broadened our international operations. Capital expenditures in fiscal 2003 and fiscal 2004 were significantly lower than fiscal 2002 levels as we emphasized the redeployment of idle fleet units. In fiscal 2005 we began to increase our compression fleet investment, both through acquisition and fabrication of fleet units, in light of the growing demand for contract compression services and average fleet utilization rates consistently in the mid- to upper-80% range.

        For fiscal year 2006, we expect continued increased activity in all business segments. We expect continued strong demand in the contract compression segments to support an average utilization rate in the high 80% to 90% range, as well as a stable price environment. While domestic contract compression margins are expected to stay within its historical range, we expect our international contract compression gross margin to continue to trend modestly lower toward the mid-70% range. Customer demand is expected to support continued revenue growth in our aftermarket services segment. We expect aftermarket services gross margins to remain within its historical range. We further expect customer demand to support improved margins in our fabrication segment, although revenue in fabrication is likely to be lower in fiscal year 2006 than in fiscal year 2005 as we seek to improve our profitability in this segment through a combination of process improvements and increased pricing to compensate for risks inherent in certain complex jobs. With respect to process improvements, we began instituting our "lean manufacturing" initiative in March 2005, focusing on keeping inventories low and streamlining how a unit moves through the fabrication plant and how it is tested.

Challenges and Uncertainties

        Demand.    The demand for and production of natural gas, the price environment and the level of investment by our customers in their natural gas assets may not remain at their current levels or continue to grow as expected, and a substantial decline in any of those factors would, in all likelihood, result in a decline in the demand for our compression services and products.

        Competition.    The natural gas contract compression, fabrication and aftermarket services businesses are highly competitive. We face several competitors in all business segments. In addition, the barriers to entry are minimal in the fabrication and aftermarket services business, as well as in the lower horsepower ranges in the contract compression business. We face competition from some of our suppliers and their distributors in the aftermarket services business, as they have alternative distribution channels. We also face competition, indirectly, from our customers in the contract compression business since our customers retain the ability to purchase their equipment, thus reducing the market for contract compression. These competitive factors keep constant pressure on our market share, and, therefore, revenue and profit margins. Although we believe that we compete effectively on the basis of customer service, price, technical expertise, geographic scope, quality and reliability, maintaining our competitiveness will require effective execution of our business strategies.

        International Expansion.    We intend to continue to pursue growth for our compression services in international markets. While, currently, approximately 70 percent of our revenues are derived from the United States and 30 percent internationally, we anticipate the percentage of our revenues derived from international operations will increase in the future. While this planned growth in international operations is anticipated to result in increased gross margins relative to our current domestic gross margins, the expansion will likely also result in higher selling, general and administrative expenses as we grow our international infrastructure and will increase our exposure to the risks inherent in international operations, including political and economic instability, foreign exchange rate risks and the other international risk factors described below in the "Risk Factors" section of this Item 7 of this report.

Fiscal 2005 Financial Highlights

        Some of the more significant financial items for the fiscal year, which are discussed below in "Financial Results of Operations," were as follows:

  •
  Net Income. Net income for the fiscal year ended March 31, 2005 increased compared to the prior year by $2.8 million, or 9.2%.

  •
  Higher Revenue. Total revenue was higher by $74.3 million, or 10.8%, for the fiscal year ended March 31, 2005 due primarily to higher levels of activity across all four of our business segments.

  •
  Debt Extinguishment Costs. We incurred debt extinguishment costs of $26.5 million for the fiscal year ended March 31, 2005, primarily related to the fiscal fourth quarter 2005 debt refinancing. Debt extinguishment costs consisted of premium costs of $19.5 million and the write-off of unamortized debt issuance costs of $6.5 million.

  •
  Lower Interest Expense. Compared to the prior fiscal year, interest expense was lower by $9.3 million, or 12.6%, primarily from the reduction of principal on certain higher interest rate debt and the lowering of interest rates resulting from debt refinancings and the entering into of interest rate swap agreements.

  •
  Higher Depreciation and Amortization Expense. Depreciation and amortization expense increased by $8.1 million, or 9.5%, due primarily to the start of operations of a project in Brazil and other capital additions.

  •
  Higher Selling, General and Administrative Expense. Selling, general and administrative expense ("SG&A") increased by $8.2 million, or 12.2% due primarily to our on-going investment in our international infrastructure, growing international revenue taxes, which are classified as SG&A, continued costs associated with Sarbanes-Oxley compliance, and costs associated with the implementation of our new Enterprise Resource Planning ("ERP") system.

  •
  Gain on Termination of Interest Rate Swap Agreements. Included within net income for the fiscal year ended March 31, 2005 is a $3.2 million gain on the termination of interest rate swap agreements related to the repayment of debt in June 2004.

  •
  Asset Impairment. Included within net income for the fiscal year ended March 31, 2005 is a $3.1 million loss on the impairment of our Tulsa, Oklahoma fabrication facility.

Fiscal 2005 Operating Highlights

        The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	For the Year Ended March 31,
	2005	2004
	(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,925	1,904
International contract compression	544	417
Total	2,469	2,321
Average Contracted Horsepower:
Domestic contract compression	1,675	1,646
International contract compression	430	360
Total	2,105	2,006
Horsepower Utilization:
Spot (at period end)	90.4%	86.1%
Average	88.8%	85.8%
	As of March 31,
	2005	2004
	(In millions)
Fabrication Backlog	$68.7	$88.2

        Domestic available horsepower remained relatively stable for year ended March 31, 2005 compared to the prior year. The increase in international horsepower was primarily attributable to horsepower that was added in Latin America in response to higher customer demand and the Canadian acquisition in November 2004, which is discussed below in "Acquisitions."

        Domestic average contracted horsepower increased by 1.8% for the fiscal year ended March 31, 2005 compared to the fiscal year ended March 31, 2004. This increase was primarily attributable to higher customer demand. International average contracted horsepower increased by 19.4% for the fiscal year ended March 31, 2005 compared to the prior fiscal year. Like the increase in total available international horsepower, this increase was primarily attributable to the acquisition that was made in Canada and higher customer demand in Latin America.

        Fabrication backlog decreased $19.5 million or 22.1% as of March 31, 2005 compared to March 31, 2004. Fabrication backlog fluctuates period to period due to, among other things, the timing of receipt of orders placed by customers and the timing of revenue recognition. The backlog of fabrication projects at June 6, 2005 was approximately $79.2 million. A majority of the backlog is expected to be completed within a 180-day period.

Acquisitions

        In November 2004, we purchased the Canadian contract compression fleet of Hanover Compressor Company, for $56.9 million in cash. At the time of the acquisition, the acquired fleet totaled approximately 83,000 horsepower and was expected to generate annual revenue of approximately $15 million. However, following the subsequent sale of approximately 7,000 horsepower from the fleet, the expected annual revenue is estimated to be approximately $13.5 million. The acquisition was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash. We continue to expect this transaction will be accretive to our earnings per share during the first full year of operations.

        We further expanded our international sales and service footprint by acquiring two small service companies in Venezuela and Brazil during fiscal year 2005.

Financial Results of Operations

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenue:
Domestic contract compression	$296,239	$280,951
% of revenue	38.8%	40.8%
International contract compression	$102,167	$82,589
% of revenue	13.4%	12.0%
Fabrication	$213,994	$183,685
% of revenue	28.0%	26.7%
Aftermarket services	$150,670	$141,561
% of revenue	19.8%	20.5%
Total revenue	$763,070	$688,786
Gross profit:
Domestic contract compression	$186,865	$178,543
International contract compression	78,448	64,159
Fabrication	15,285	15,888
Aftermarket services	29,656	30,891
Total gross profit	$310,254	$289,481
Gross margin:
Domestic contract compression	63.1%	63.5%
International contract compression	76.8%	77.7%
Fabrication	7.1%	8.6%
Aftermarket services	19.7%	21.8%
Total gross margin	40.7%	42.0%
Expenses:
Depreciation and amortization	93,797	85,650
Selling, general and administrative	75,756	67,516
Interest expense, net	64,188	73,475
Debt extinguishment costs	26,543	14,903
Foreign currency (gain)/loss	389	(529)
Other income, net	(1,125)	(1,883)
Gain on termination of interest rate swap agreements	(3,197)	—
Asset impairment expense	3,080	—
Facility consolidation costs	—	1,821
Income taxes	17,213	17,741
Net income	$33,610	$30,787

        Revenue.    The higher revenue for the fiscal year ended March 31, 2005, is attributable to increased industry activity and customer demand, which resulted in higher utilization in both the domestic and international contract compression fleets and increased sales in the fabrication and aftermarket services businesses. Specifically, domestic contract compression revenue increased due primarily to higher average contract prices and increased contracted horsepower in the fiscal year ended March 31, 2005. International contract compression revenue increased primarily as a result of additional revenue from the Canadian acquisition discussed above, additional compression business in Argentina and additional revenue from a project in Brazil, which contributed to increases of $7.2 million, $5.2 million and $4.2 million, respectively. Fabrication revenue increased due to increased customer demand in the United States, Asia Pacific and Latin America regions, which contributed increases of $23.6 million, $15.5 million and $7.4 million, respectively. This increased revenue contribution was partially offset by a decline in fabrication revenue in Canada of $16.2 million. Aftermarket services revenue was higher primarily due to increases within Latin America ($4.3 million) and Asia Pacific ($1.6 million) due, in part, to small acquisitions made in these regions. Additionally, aftermarket service revenue in the United States increased $3.1 million due to higher customer demand.

        Gross Profit.    The changes in contract compression gross profit (defined as total revenue less direct costs) for the fiscal year ended March 31, 2005 compared to the prior year were primarily attributable to revenue increases discussed above for domestic contract compression and international contract compression, which offset the somewhat higher maintenance expenses experienced domestically toward the end of the fiscal year, including lubricant costs, fuel costs and field wages. The decreased gross profit experienced in fabrication despite the increased revenues was primarily due to warranty costs and cost overruns experienced on certain relatively complex projects. Aftermarket services gross profit was lower despite increased revenues due to, among other things, some year end pricing adjustments for an alliance customer.

        Gross Margin.    As a percentage of segment revenue, direct costs for all business segments combined for fiscal year ended March 31, 2005 remained relatively stable compared to the prior year, although gross margins for our fabrication and aftermarket service segments were lower due to the above-mentioned increases in direct costs.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the fiscal year ended March 31, 2005 compared to the prior year primarily resulted from the start of operations of a project in Brazil (up $2.6 million) and other capital additions, primarily overhauls, which resulted in an increase in depreciation of approximately $4.7 million.

        Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses for the fiscal year ended March 31, 2005 relates to the increased expenses, resulting from increased operating activity within Latin America and Asia Pacific, of $4.3 million and $1.9 million, respectively. Additionally, expenses within the United States increased $3.6 million due primarily to compliance with Sarbanes-Oxley and on-going implementation of a new ERP system. Selling, general and administrative expenses represented 10% of total revenues for both periods.

        Interest Expense, net.    The decrease in interest expense for the fiscal year ended March 31, 2005 is primarily related to the Company's debt refinancing activities during the past two fiscal years. The Company's $80.0 million reduction in the amount outstanding under the asset-backed securitization lease facility (the "ABS Facility") from June 2004 to February 2005 lowered interest expense by $3.2 million. The lower interest rates resulting from the refinancing of $400.0 million of long term debt in February 2005 reduced interest expense by $2.9 million. Finally, the refinancing of $175.0 million of long-term debt in May 2003 lowered interest expense by $2.3 million.

        Debt Extinguishment Costs.    For the fiscal year ended March 31, 2005, debt extinguishment costs were primarily due to the early extinguishment of our term loan due 2008 and 8 7/8% senior notes due 2008. As a result of the early extinguishment of debt, a charge of $26.1 million was recognized in the fourth quarter of fiscal year 2005 resulting from the call premium of $19.5 million and write-off of unamortized debt issuance costs of $6.5 million. The debt extinguishment costs of $14.9 million included in the prior year results primarily related to the May 2003 refinancing, and consisted of premium costs of $12.0 million, the write-off of unamortized debt issuance costs of $1.9 million and $0.5 million in transaction expenses.

        Gain on Termination of Interest Rate Swap Agreements. A $3.2 million gain on the termination of interest rate swap agreements was recognized for the fiscal year ended March 31, 2005. This gain was the result of reducing the notional amount of interest rate swap agreements by $84.8 million on our ABS facility in connection with a principal reduction of $80.0 million in June 2004.

        Asset Impairment.    Included within net income for the fiscal year ended March 31, 2005 is a $3.1 million loss on the impairment of our 136,000 square foot Tulsa, Oklahoma fabrication facility. With the fabrication difficulties experienced over the past couple of quarters, including cost overruns on certain complex fabrication jobs, we undertook a significant analysis of our fabrication assets and business, and made a decision to permanently discontinue operations and dispose of our Tulsa fabrication facility. The carrying value of this facility was written down to its estimated market value, which was determined by the Company based upon recent appraisals.

        Facility Consolidation Costs.    Facility consolidation costs incurred during the fiscal year ended March 31, 2004 were $1.8 million. These costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston, Texas fabrication facility and were primarily for severance, personnel costs and relocation costs. The Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$280,951	$265,465
% of revenue	40.8%	42.5%
International contract compression	$82,589	$66,505
% of revenue	12.0%	10.6%
Fabrication	$183,685	$162,678
% of revenue	26.7%	26.0%
Aftermarket services	$141,561	$130,570
% of revenue	20.5%	20.9%
Total revenue	$688,786	$625,218
Gross profit:
Domestic contract compression	$178,543	$169,868
International contract compression	64,159	53,769
Fabrication	15,888	16,075
Aftermarket services	30,891	28,256
Total gross profit	$289,481	$267,968
Gross margin:
Domestic contract compression	63.5%	64.0%
International contract compression	77.7%	80.8%
Fabrication	8.6%	9.9%
Aftermarket services	21.8%	21.6%
Total gross margin	42.0%	42.9%
Expenses:
Depreciation and amortization	85,650	63,706
Selling, general and administrative	67,516	67,944
Operating lease expense	—	46,071
Interest expense, net	73,475	36,421
Debt extinguishment costs	14,903	—
Foreign currency (gain)/loss	(529)	459
Other income, net	(1,883)	(1,126)
Facility consolidation costs	1,821	—
Income taxes	17,741	20,975
Net income	$30,787	$33,518

        Revenue.    Total revenue increases were realized across all business segments for the fiscal year ended March 31, 2004 compared to the prior year. Domestic contract compression revenue increased due to higher average contract rates and improved utilization, both of which contributed equally to the increase. International contract compression revenue increased primarily as a result of additional compression business in Brazil and Argentina, which contributed increases of $10.3 million and $3.8 million, respectively. Fabrication revenue increased due to additional projects for customers in our United States and Canadian regions resulting in increases of $24.5 million and $11.0 million, respectively. These increases were partially offset by declines in the Asia Pacific region of $7.9 million and the Latin American region of $6.6 million. Aftermarket services revenue was higher due primarily to increased customer demand in the United States ($3.8 million), Canada ($3.2 million) and Asia Pacific ($2.8 million).

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

        Gross Margin.    As a percentage of segment revenue, direct costs for all business segments for fiscal year ended March 31, 2004 remained relatively stable compared to the prior year, with the exception of fabrication, which experienced lower margins as a result of the cost overruns discussed above.

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

        In fiscal 2003, we evaluated the estimated economic useful lives used for book depreciation purposes for our compressor fleet based upon equipment type, key components and industry experience of the actual economic useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in economic useful lives was effective January 1, 2003.

        Combined Operating Lease Expense and Interest Expense, net.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002, the combined operating lease expense and interest expense, net, for the fiscal year ended March 31, 2004 decreased by $9.0 million, or 10.9% compared to the prior year. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness to 7 1/4% from 9 7/8%. Interest expense decreased $4.8 million as a result of the $55.0 million reduction in debt and decreased $4.0 million due to the lower interest rate on the $175.0 million of indebtedness.

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

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston, Texas fabrication facility were $1.8 million during the year ended March 31, 2004. These costs were primarily for severance, personnel costs and relocation costs. The Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

Effects of Inflation

        In recent years, inflation has been modest and has not had a material impact upon the results of our operations, nor do we currently have reason to believe it will have a material impact in the foreseeable future.

Liquidity and Capital Resources

        Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments. The following table summarizes our sources and uses of cash for the fiscal years ended March 31, 2005 and 2004, and our cash and working capital as of the end of such periods:

	Year Ended March 31,
	2005	2004
	(In thousands)
Net cash provided by (used in):
Operating activities	$134,056	$165,248
Investing activities	$(181,476)	$(46,850)
Financing activities	$(35,589)	$(69,732)
	As of March 31,
	2005	2004
	(In thousands)
Cash	$38,723	$121,189
Working capital, net of cash	$77,113	$53,410

        Overview.    Net cash used in investing and financing activities exceeded net cash provided by operating activities by $83.0 million for the fiscal year ended March 31, 2005 primarily as a result of $61.9 million paid for acquisitions, $18.2 million in net debt prepayments during the period and $143.7 million of capital expenditures, as discussed below. As a result, the cash balance of $121.2 million at March 31, 2004 declined to $38.7 million at March 31, 2005. For the fiscal year ended March 31, 2004, net cash provided by operating activities exceeded cash used in investing and financing activities by $48.7 million.

        Operations.    Net cash provided by operating activities decreased $31.2 million, or 18.9%, for the fiscal year ended March 31, 2005 compared to the prior fiscal year primarily as a result of changes in working capital including higher billing activity for all business segments at the end of the year compared to fiscal 2004.

        Capital Expenditures.    Capital expenditures for the fiscal year ended March 31, 2005 were $143.7 million consisting of $80.5 million for fleet additions, $41.8 million for compressor overhauls, $8.6 million for service trucks and $12.8 million for machinery, equipment, information technology equipment and other items. Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements. We expect net capital expenditures (defined as capital expenditure less proceeds from asset sales) of approximately $125 million to $140 million for the fiscal year ending March 31, 2006, including approximately $40 million for compression fleet maintenance capital.

        Long-term Debt.    As of March 31, 2005, we had approximately $861.2 million in outstanding debt obligations consisting primarily of $400.0 million outstanding under the seven-year term loan, $175.0 million outstanding of 7 1/4% senior notes due May 2010, $200.0 million outstanding under the ABS Facility and $86.2 million outstanding under the revolving credit facility.

        The maturities of this debt are shown below. We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

(In thousands)
2006	$19,824
2007	25,099
2008	25,099
2009	25,099
2010	111,324
Thereafter	654,780

Total debt	$861,225

        In January 2005, the Company closed a $650 million senior secured credit facility with a syndicate of lenders and financial institutions consisting of a $250 million five-year revolving line of credit and a $400 million seven-year term loan. The Company used approximately $508.6 million, under the new credit facility, together with $100.0 million, under the ABS Facility, to repay and redeem the outstanding $522 million under the Company's High-Yield Operating Lease Facility and repay $50 million in debt under the Company's now terminated revolving credit facility. We intend to utilize the additional capacity under the new credit facility for working capital needs and general corporate purposes. In connection with this repayment and redemption, the Company recorded $26.1 million in debt extinguishment costs, including approximately $19.5 million in redemption premiums and an approximately $6.5 million write-off of unamortized debt issuance costs.

        In January 2005, the Company also entered into forward interest rate swap agreements to hedge $300 million of the new $400 million seven-year term loan. The interest rate swap agreements convert variable interest payments to fixed interest payments and terminate in March 2010.

        Historically, we have financed capital expenditures with net cash provided by operations and financing activities. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 fiscal year. To the extent that net cash provided by operating activities is not sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 fiscal year, we may borrow additional funds under our new revolving line of credit or we may obtain additional debt or equity financing.

        Debt Covenants and Availability.    Covenants in our credit facilities require that we maintain various financial ratios, including a collateral coverage ratio (market value of domestic compression collateral to amount of indebtedness outstanding under our new credit facility) of greater than or equal to 1.25 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1. As of March 31, 2005, we and our subsidiaries were in compliance with all of the financial covenants.

        As of March 31, 2005, after giving effect to $18.3 million of outstanding letters of credit under our financing documents, we had an aggregate unused credit availability of approximately $118.7 million from our revolving credit facility.

        Contractual Obligations.    The following table summarizes our cash contractual obligations as of March 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1—3 Years	4—5 Years	After 5 Years
Total debt (1)	$861,225	$19,824	$50,198	$136,423	$654,780
Estimated interest payments (2)	273,330	46,548	87,946	76,673	62,163
Capital leases (3)	1,074	689	385	—	—
Purchase obligations (4)	68,047	68,047	—	—	—

Total contractual cash obligations	$1,203,676	$135,108	$138,529	$213,096	$716,943

(1)
Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our current interest rate swap agreements.

(2)
Interest amounts calculated using the interest rates in effect as of March 31, 2005, including the effect of interest rate swaps.

(3)
Amounts represent the expected cash payments under capital lease obligations.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

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

        We accrue amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known to us.

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

        We perform an impairment test for goodwill assets annually, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. During the fourth quarter of fiscal year 2005, we performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred; however, if for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for the impairment.

Long-Lived Assets

        Long-lived assets, which include property, plant and equipment, definite-lived intangibles and other assets comprise a significant amount of our total assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

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

Income Taxes

        We provide a wide range of services to a global market and as such, are subject to taxation not only in the United States but also in numerous foreign jurisdictions. The determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and tax authority practices and procedures in each jurisdiction. Changes in the operating environment including changes in tax law could impact our estimate of tax liabilities in a given year.

        The realizablity of our deferred tax assets or the need for associated valuation allowances is reliant upon our estimates of future taxable income and the reversal of tax advantaged temporary differences, such as accelerated depreciation. Numerous judgments and assumptions are inherent in the determination of future taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

        Another item that affects income taxes is the permanent reinvestment of the earnings of our foreign subsidiaries. The assumptions related to this permanent reinvestment are analyzed and reviewed annually for changes in our international and domestic business outlook.

        The American Jobs Creations Act of 2004 introduced a provision allowing an 85% dividends received deduction for certain foreign earnings repatriated to a United States taxpayer. Based on our analysis of the existing language in the Act, we do not expect to utilize the deduction by repatriating undistributed earnings.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs—an amendment of ARB 43, Chapter 4." SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement will be effective for the Company beginning July 1, 2005. The Company is currently evaluating the impact that SFAS No. 153 will have on its financial statements.

        In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. Based upon the Company's analysis of FSP No. 109-1, we do not expect to benefit from this special deduction for several more years.

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company's income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election.

RISK FACTORS

        As described in "Part I. Disclosure Regarding Forward-Looking Statements," this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be negatively impacted.

We depend on strong demand for natural gas and a prolonged, substantial reduction in this demand would adversely affect the demand for our services and products.

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

        For the fiscal year ended March 31, 2005, we derived approximately 30% of our revenues from international operations. We intend to continue to expand our business in Latin America, Asia Pacific and, ultimately, other international markets. This may make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

        Any of these factors may cause us to experience economic loss or negatively impact our earnings or net assets.

We face significant competition that may cause us to lose market share and harm our financial performance.

        The contract compression, fabrication, and aftermarket services businesses are highly competitive and there are low barriers to entry for individual projects. In addition, some of our competitors are large national and multinational companies that provide contract compression and fabrication services to third parties, some of these competitors have greater financial and other resources than we do. If our competitors substantially increase the resources they devote to the development and marketing of competitive products and services, we may not be able to compete effectively.

We are dependent on particular suppliers and are vulnerable to product shortages and price increases.

        As a consequence of having a highly standardized contract compression fleet, some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

        Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, our insurance may be inadequate to cover our liabilities. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

The sale of stock by Weatherford, which currently owns approximately 21% of our common stock, may depress our stock price.

        Weatherford International Ltd. (or Weatherford) may sell up to 6,750,000 of its shares of our common stock pursuant to a registration statement that we filed with the Securities and Exchange Commission. The sale of substantial amounts of our stock owned by Weatherford in the public market, or the belief that these sales may occur, could reduce the market price of our stock, making it more difficult for us to raise funds through future offerings of our common stock and to acquire businesses using our stock as consideration.

Weatherford's current stock ownership allows it to designate three directors to our board. The combination of Weatherford's voting power and the number of appointed directors gives it the ability to exercise substantial control over the outcome of matters submitted to a vote of our stockholders. Weatherford's interests could conflict with our other stockholders.

        Currently, Weatherford owns 6,750,000 shares, or approximately 21%, of our outstanding common stock. In addition to its voting power, Weatherford and its affiliates are entitled to designate three persons to serve on our board of directors for so long as they own at least 20% of our outstanding common stock. If Weatherford's ownership falls below 20%, Weatherford may designate only two directors. If Weatherford's ownership falls below 10%, it will no longer have the right to designate directors to our board.

        This significant stock ownership and board representation gives Weatherford the ability to exercise substantial influence over our ownership, policies, management and affairs and significant control over actions requiring approval of our stockholders. Weatherford's interests could conflict with our other stockholders.

We are highly leveraged. A significant portion of our cash flow must be used to service our obligations, and we are vulnerable to interest rate increases.

        We have now and will continue to have a significant amount of debt. As of March 31, 2005, we had approximately $861.2 million in outstanding debt obligations consisting primarily of $400.0 million outstanding under our seven year term loan, $175.0 million outstanding of our 7 1/4% senior notes due 2010, $200.0 million outstanding under the asset-backed securitization lease facility (the "ABS Facility") and $86.2 million outstanding under our revolving credit facility. This amount excludes approximately $18.3 million of letters of credit, as of March 31, 2005 issued under our senior secured credit facility.

        As of March 31, 2005, approximately $402.3 million of our outstanding debt bore interest at floating rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available to make payments of interest and principal on the notes and for capital investment, operations or other purposes. Our significant leverage increases our vulnerability to general adverse economic and industry conditions.

Our credit facilities impose restrictions on us that may affect our ability to successfully operate our business.

        Our credit facilities include certain covenants that, among other things, restrict our ability to:

  •
  borrow money;

  •
  create liens, other than liens securing our senior secured credit facility, the ABS facility or in connection with permitted acquisitions;

  •
  make investments, other than in any subsidiary or in connection with permitted acquisitions;

  •
  declare dividends or make certain distributions;

  •
  sell or dispose of property; and

  •
  merge into or consolidate with any third party or sell or transfer all or substantially all of our property.

        As of March 31, 2005, we were also required by our credit facilities to maintain various financial ratios, including a collateral coverage ratio (market value of compression collateral to amount of indebtedness outstanding under our senior secured credit facility) of greater than or equal to 1.25 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1. As of June 6, 2005, we were in compliance with all of these financial covenants. These covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of the credit facilities may be affected by changes in our operating and financial performance, changes in business conditions or results of operation, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those obligations to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it.

We are exposed to exchange rate fluctuations in the foreign markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of our foreign net assets.

        Our reporting currency is the U.S. dollar. The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders' equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations. As a result, the U.S. dollar value of our foreign operations has varied, and will continue to vary, with exchange rate fluctuations. In this respect, historically we have been primarily exposed to fluctuations in the exchange rate of the Brazilian real, Thai baht, Mexican peso, Australian dollar and Canadian dollar against the U.S. dollar.

        A decrease in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars.

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

        We depend on the continuing efforts of our executive officers and senior management. The departure of any of our key personnel could have a significant negative effect on our business, operating results, financial condition and on our ability to compete effectively in the marketplace. We do not maintain key man life insurance coverage with respect to our executive officers or key management personnel. We are not aware of the upcoming retirement of any of our executive officers or senior management personnel.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

        We are subject to stringent and complex foreign, federal, state and local laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties.

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

        We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Nevertheless, the modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a negative impact on us and other similarly situated service companies.

Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you.

        There are provisions in our restated certificate of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares at a premium to the market price or would otherwise be beneficial to you. For example, our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, provisions of our restated certificate of incorporation, such as a staggered board of directors and limitations on the removal of directors, no stockholder action by written consent, and on stockholder proposals at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by our board of directors.

The new ERP system implementation may encounter problems that would negatively impact our business.

        We contracted with a third party vendor to assist us with the design and implementation of a new ERP system, which will support substantially all of our operating and financial functions, including our business segment operations, fleet management, billing, estimating, customer management, vendor management, accounting and financial reporting systems. We plan to implement this new ERP system through fiscal year 2006. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Although we currently have no reason to believe that any such significant implementation problems will occur, there are inherent limitations in our ability to predict and plan for these risks and estimate the magnitude of their impact. Consequently, it is possible that the occurrence of a significant implementation problem could be material.

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

Financial Results of Operations.

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenue:
Domestic contract compression	$296,239	$280,951
% of revenue	38.8%	40.8%
International contract compression	$102,167	$82,589
% of revenue	13.4%	12.0%
Fabrication	$213,994	$183,685
% of revenue	28.0%	26.7%
Aftermarket services	$150,670	$141,561
% of revenue	19.8%	20.5%
Total revenue	$763,070	$688,786
Gross profit:
Domestic contract compression	$186,865	$178,543
International contract compression	78,448	64,159
Fabrication	15,285	15,888
Aftermarket services	29,656	30,891
Total gross profit	$310,254	$289,481
Gross margin:
Domestic contract compression	63.1%	63.5%
International contract compression	76.8%	77.7%
Fabrication	7.1%	8.6%
Aftermarket services	19.7%	21.8%
Total gross margin	40.7%	42.0%
Expenses:
Depreciation and amortization	93,797	85,650
Selling, general and administrative	75,756	67,516
Interest expense, net	64,188	73,475
Debt extinguishment costs	26,543	14,903
Foreign currency gain/(loss)	389	(529)
Other income, net	(1,125)	(1,883)
Gain on termination of interest rate swap agreements	(3,197)	—
Asset impairment expense	3,080	—
Facility consolidation costs	—	1,821
Income taxes	17,213	17,741
Net income	$33,610	$30,787

        Revenue.    The higher revenue for the fiscal year ended March 31, 2005, is attributable to increased industry activity and customer demand, which resulted in higher utilization in both the domestic and international contract compression fleets and increased sales in the fabrication and aftermarket services businesses. Specifically, domestic contract compression revenue increased due primarily to higher average contract prices and increased contracted horsepower in the fiscal year ended March 31, 2005. International contract compression revenue increased primarily as a result of additional revenue from the Canadian acquisition discussed above, additional compression business in Argentina and additional revenue from a project in Brazil, which contributed to increases of $7.2 million, $5.2 million and $4.2 million, respectively. Fabrication revenue increased due to increased customer demand in the United States, Asia Pacific and Latin America regions, which contributed increases of $23.6 million, $15.5 million and $7.4 million, respectively. This increased revenue contribution was partially offset by a decline in fabrication revenue in Canada of $16.2 million. Aftermarket services revenue was higher primarily due to increases within Latin America ($4.3 million) and Asia Pacific ($1.6 million) due, in part, to small acquisitions made in these regions. Additionally, aftermarket service revenue in the United States increased $3.1 million due to higher customer demand.

        Gross Profit.    The changes in contract compression gross profit (defined as total revenue less direct costs) for the fiscal year ended March 31, 2005 compared to the prior year were primarily attributable to revenue increases discussed above for domestic contract compression and international contract compression, which offset the somewhat higher maintenance expenses experienced domestically toward the end of the fiscal year, including lubricant costs, fuel costs and field wages. The decreased gross profit experienced in fabrication despite the increased revenues was primarily due to warranty costs and cost overruns experienced on certain relatively complex projects. Aftermarket services gross profit was lower despite increased revenues due to, among other things, some year end pricing adjustments for an alliance customer.

        Gross Margin.    As a percentage of segment revenue, direct costs for all business segments combined for fiscal year ended March 31, 2005 remained relatively stable compared to the prior year, although gross margins for our fabrication and aftermarket service segments were lower due to the above-mentioned increases in direct costs.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the fiscal year ended March 31, 2005 compared to the prior year primarily resulted from the start of operations of a project in Brazil (an increase of $2.6 million) and other capital additions, primarily overhauls, which resulted in an increase in depreciation of approximately $4.7 million.

        Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses for the fiscal year ended March 31, 2005 relates to the increased expenses, resulting from increased operating activity within Latin America and Asia Pacific, of $4.3 million and $1.9 million, respectively. Additionally, expenses within the United States increased $3.6 million due primarily to compliance with Sarbanes-Oxley and on-going implementation of a new ERP system. Selling, general and administrative expenses represented 10% of total revenues for both periods.

        Interest Expense, net.    The decrease in interest expense for the fiscal year ended March 31, 2005 is primarily related to the Company's debt refinancing activities during the past two fiscal years. The Company's $80.0 million reduction in the amount outstanding under the asset-backed securitization lease facility (the "ABS Facility") from June 2004 to February 2005 lowered interest expense by $3.2 million. The lower interest rates resulting from the refinancing of $400.0 million of long term debt in February 2005 reduced interest expense by $2.9 million. Finally, the refinancing of $175.0 million of long-term debt in May 2003 lowered interest expense by $2.3 million.

        Debt Extinguishment Costs.    For the fiscal year ended March 31, 2005, debt extinguishment costs were primarily due to the early extinguishment of our term loan due 2008 and 8 7/8% senior notes due 2008. As a result of the early extinguishment of debt, a charge of $26.1 was recognized in the fourth quarter of fiscal year 2005 resulting from the call premium of $19.5 million and write-off of unamortized debt issuance costs of $6.5 million. The debt extinguishment costs of $14.9 million included in the prior year results primarily related to the May 2003 refinancing, and consisted of premium costs of $12.0 million, the write-off of unamortized debt issuance costs of $1.9 million and $0.5 million in transaction expenses.

        Gain on Termination of Interest Rate Swap Agreements.    A $3.2 million gain on the termination of interest rate swap agreements was recognized for the fiscal year ended March 31, 2005. This gain was the result of reducing the notional amount of interest rate swap agreements by $84.8 million on our ABS lease facility in connection with a principal reduction of $80.0 million in June 2004.

        Asset Impairment.    Included within net income for the fiscal year ended March 31, 2005 is a $3.1 million loss on the impairment of our 136,000 square foot Tulsa, Oklahoma fabrication facility. With the fabrication difficulties experienced over the past couple of quarters, including cost overruns on certain complex fabrication jobs, we undertook a significant analysis of our fabrication assets and business, and made a decision to permanently discontinue operations and dispose of our Tulsa fabrication facility. The carrying value of this facility was written down to its estimated market value, which was determined by the Company based upon recent appraisals.

        Facility Consolidation Costs.    Facility consolidation costs incurred during the fiscal year ended March 31, 2004 were $1.8 million. These costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston, Texas fabrication facility and were primarily for severance, personnel costs and relocation costs. The Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

        The following table summarizes revenue, gross profit, gross margin, expenses and the respective percentages for each of our business segments:

	Year Ended March 31,
	2004	2003
	(Dollars in thousands)
Revenue:
Domestic contract compression	$280,951	$265,465
% of revenue	40.8%	42.5%
International contract compression	$82,589	$66,505
% of revenue	12.0%	10.6%
Fabrication	$183,685	$162,678
% of revenue	26.7%	26.0%
Aftermarket services	$141,561	$130,570
% of revenue	20.5%	20.9%
Total revenue	$688,786	$625,218
Gross profit:
Domestic contract compression	$178,543	$169,868
International contract compression	64,159	53,769
Fabrication	15,888	16,075
Aftermarket services	30,891	28,256
Total gross profit	$289,481	$267,968
Gross margin:
Domestic contract compression	63.5%	64.0%
International contract compression	77.7%	80.8%
Fabrication	8.6%	9.9%
Aftermarket services	21.8%	21.6%
Total gross margin	42.0%	42.9%
Expenses:
Depreciation and amortization	85,650	63,706
Selling, general and administrative	67,516	67,944
Operating lease expense	—	46,071
Interest expense, net	73,475	36,421
Debt extinguishment costs	14,903	—
Foreign currency (gain)/loss	(529)	459
Other income, net	(1,883)	(1,126)
Facility consolidation costs	1,821	—
Income taxes	17,741	20,975
Net income	$30,787	$33,518

        Revenue.    Total revenue increases were realized across all business segments for the fiscal year ended March 31, 2004 compared to the prior year. Domestic contract compression revenue increased due to higher average contract rates and improved utilization, both of which contributed equally to the increase. International contract compression revenue increased primarily as a result of additional compression business in Brazil and Argentina, which contributed increases of $10.3 million and $3.8 million, respectively. Fabrication revenue increased due to additional projects for customers in our United States and Canadian regions resulting in increases of $24.5 million and $11.0 million, respectively. These increases were partially offset by declines in the Asia Pacific region of $7.9 million and the Latin American region of $6.6 million. Revenue from fabrication fluctuates quarter to quarter due to the timing of receipt of orders placed by customers and due to the timing of recognition of revenue, which occurs at the time of shipment. Aftermarket services revenue was higher due primarily to increased customer demand in the United States ($3.8 million), Canada ($3.2 million) and Asia Pacific ($2.8 million).

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

        Gross Margin.    As a percentage of segment revenue, direct costs for all business segments for fiscal year ended March 31, 2004 remained relatively stable compared to the prior year, with the exception of fabrication which experienced lower margins as a result of the cost overruns described above.

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

        In fiscal 2003, we evaluated the estimated economic useful lives used for book depreciation purposes for our compressor fleet based upon equipment type, key components and industry experience of the actual economic useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at the previous 15 years or less and a portion of the units were extended to 30 years. The change in economic useful lives was effective January 1, 2003.

        Combined Operating Lease Expense and Interest Expense, net.    Taking into account the effect of the consolidation of the lease facilities on December 31, 2002, the combined operating lease expense and interest expense, net, for the fiscal year ended March 31, 2004 decreased by $9.0 million, or 10.9% compared to the prior year. This decrease is primarily attributable to May 2003 refinancing activities, which reduced outstanding long-term debt by approximately $55.0 million and lowered the interest rate on $175.0 million of indebtedness to 7 1/4% from 9 7/8%. Interest expense decreased $4.8 million as a result of the $55.0 million reduction in debt and decreased $4.0 million due to the lower interest rate on the $175.0 million of indebtedness.

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

        Facility Consolidation Costs.    Facility consolidation costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston, Texas fabrication facility were $1.8 million during the year ended March 31, 2004. These costs were primarily for severance, personnel costs and relocation costs. The Company does not expect to incur additional facility consolidation costs during the two-year period ending September 30, 2005.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

  Variable Rate Debt

        We are exposed to some market risk due to variable interest rates under our financing and interest rate swap arrangements.

        The interest rate under our revolving credit facility, which had $86.2 million outstanding as of March 31, 2005, is based upon, at our option, either a base rate plus an applicable margin, which varies from 0.25% to 1.25% based on our leverage ratio, or one, two, three or six month LIBOR, plus an applicable margin which varies from 1.25% to 2.25% based on our leverage ratio. At June 6, 2005, the applicable rate was the one month LIBOR, which was 3.17% and the applicable margin was 1.5%.

        At March 31, 2005, $100 million of the $400.0 million term loan under our 2005 senior secured credit facility remained floating. The remaining $300 million is subject to interest rate swap agreements, which are described below in "Interest Rate Swap Arrangements." This facility provides, at our option, for interest at a base rate plus an applicable margin of either 0.50% or 0.75% depending on our rating from S&P and Moodys, or one, two, three or six month LIBOR, plus a variable margin of either 1.50% or 1.75% depending on the rating from S&P and Moodys. At June 6, 2005, the applicable rate was the one month LIBOR, which was 3.17%, and the applicable margin was 1.75%.

        Also at March 31, 2005, $116.1 million of our $200 million ABS Facility was subject to a variable interest rate at one month LIBOR, which was 3.17% at June 6, 2005, plus 1.27%. The remaining $83.9 million is subject to an interest rate swap agreement, which is described below in "Interest Rate Swap Arrangements."

        In addition, $100 million of our $175 million, 7 1/4% senior notes, due in 2010, are subject to interest rate swap agreements which convert the fixed rate to a variable rate. The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21%. At June 6, 2005, the six month LIBOR was 3.54%.

        As of March 31, 2005, approximately $402.3 million of our outstanding indebtedness and other obligations bore interest at floating rates and a 1.0% increase in interest rates would result in an approximate $4.0 million annual increase in our interest expense.

  Interest Rate Swap Arrangements

        We are also a party to interest rate swap agreements which are recorded at fair-market value in our financial statements. A change in the underlying interest rates may also result in a change in their recorded value.

        At March 31, 2005, the notional amount of the interest rate swap agreement related to our ABS Facility was $83.9 million and the fair market value of this interest rate swap agreement was a liability of approximately $2.2 million, which was recorded as a noncurrent liability. The interest rate swap agreement terminates in February 2013. The fixed rate of this swap agreement is 5.21%, for an all-in fixed rate of 6.48% on this portion of the ABS Facility, inclusive of the ABS Facility's applicable margin of 1.27%.

        At March 31, 2005, the notional amount of the interest rate swap agreements related to the $400.0 million term loan under our 2005 Credit Facility was $300 million. The fair market value of these interest rate swap agreements was an asset of approximately $3.9 million, which was recorded as a noncurrent asset. The interest rate swap agreements terminate in March 2010. The weighted average fixed rate of these interest rate swap agreements is 4.02%, for an all-in weighted average fixed rate of 5.77% on this portion of the term loan, inclusive of the term loan's applicable margin of 1.75%.

        As noted above, the notional amount of the interest rate swap agreements related to our $175 million senor notes was $100 million. The fair market value of these interest rate swap agreements at March 31, 2005, was approximately $4.1 million. Since this arrangement is accounted for as a fair value hedge, the fair market value is recorded as an offset to the outstanding amount of the underlying debt. These interest rate swap agreements terminate in May 2010.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated statements of the Company and Universal included in this Report beginning on page F-1 are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Company and Universal management, including the Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2005, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company and Universal concluded that their disclosure controls and procedures, as of March 31, 2005, were effective for the purpose of ensuring that information required to be disclosed by the Company and Universal in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        As required by Exchange Act Rule 13a-15(c) and 15d-15(c), Company management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management's evaluation described above, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2005.

        The assessment of the effectiveness of internal control over financial reporting as of March 31, 2005, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report found on the following page of this report.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's or Universal's internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, Texas

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Universal Compression Holdings, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2005 of the Company and our reports dated June 6, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 6, 2005

PART III

ITEM 10. Directors and Executive Officers of the Company

        The information included or to be included in our definitive proxy statement for our 2005 Annual Meeting of Stockholders under the caption "Proposal 1: Election of Directors" is incorporated by reference herein.

        We have submitted to the New York Stock Exchange a certification of our Chairman and Chief Executive Officer that he was not aware of any violation by the Company of the New York Stock Exchange's corporate governance listing standards as of the date of certification.

ITEM 11. Executive Compensation

        The information included or to be included under the caption "Executive Compensation" in our definitive proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information included or to be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

        The information included or to be included under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 14. Principal Accountant Fees and Services

        The information included or to be included under the caption "Proposal 3: Ratification of Appointment of Independent Auditors" in our definitive proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference herein.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Report:

          1.     Financial Statements—The financial statements of the Company and Universal listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

          2.     Financial Statement Schedule—Schedule II Valuation and Qualifying Accounts is included on Page E-1. All other schedules have been omitted as the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

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
ABS Operating Lease Facility
4.1
Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.2
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
4.3
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

4.4
Amendment Number 2 to Indenture, dated January 14, 2004, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnesota, National Association), as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.6 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
4.5
Amendment Number 3 to Indenture, dated as of July 16, 2004, between BRL Universal Compression Funding I 2002, L.P., and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnesota, National Association), as Indenture Trustee with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
7 1/4% Senior Notes due 2010
4.6
Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
4.7
Specimen of Universal Compression, Inc.'s 71/4% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
ABS Lease Facility
10.1
Master Equipment Lease Agreement, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.2
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
10.3
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

10.5
Head Lessee Security Agreement, dated December 31, 2002, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.7 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.6
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
10.8
Amendment Number 1 to the Head Lessee Security Agreement, dated January 14, 2004, between UCO Compression 2002, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.17 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
10.9
Amendment Number 2 to the Head Lessee Security Agreement, dated as of July 16, 2004, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
Bank Agreements
10.10
$650,000,000 Senior Secured Credit Agreement, dated as January 14, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Runners and Deutsche Bank Securities Inc. as Co-Arranger (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.11
Collateral Agreement, dated as of January 14, 2005, made by Universal Compression, Inc. and Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.12
Pledge and Security Agreement (Assignment of Pledged Securities), dated as of January 14, 2005, made by Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Services, LLC and Universal Compression Canadian Holdings, Inc., as Pledgors to Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.13*	Supplement to Collateral Agreement, dated as of February 15, 2005, made by Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent
10.14*
Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression International, Inc. and Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent
10.15*	Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent
Executive Compensation Plans and Arrangements
10.16†
Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.17†
Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.18†
Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.19†
Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).
10.20†
Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.21†
Amendment Number Five to Incentive Stock Plan, dated July 23, 2004 (incorporated by reference to Exhibit 4.9 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108) ).
10.22*†	Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors.
10.23*†	Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for employees.
10.24*†	Form of Incentive Stock Option Agreement under the Incentive Stock Option Plan.

10.25†
Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.26†
Amendment Number One to Restricted Stock Plan for Executive Officers, dated July 23, 2004 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).
10.27†
Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.28†
Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.29†
Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10.30†
Amendment Number One to Employees' Supplemental Savings Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.53 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.31†
Amendment Number Two to Employees' Supplemental Savings Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.32†
Amendment Number Three to Employees' Supplemental Savings Plan, dated September 1, 2002 (incorporated by reference to Exhibit 10.35 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
10.33†
Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784) ).
10.34†
Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.35†
Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.36†
Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.37†
Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10.38†	Summary of Officers' Incentive Plan for Fiscal Year 2005 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Form 8-K filed May 27, 2005).
10.39*†	Summary Compensation Sheet for Executive Officers and Directors
Registration Rights Agreements
10.40
Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.41
Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.42
Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.43
Amended and Restated Registration Rights Agreement, dated March 23, 2004, by and between Universal Compression Holdings, Inc. and Weatherford International Ltd. (incorporated by reference to Exhibit 10.1 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-3 (File No. 333-114145).
21.1*	List of Subsidiaries.
23.1 *	Consent of Deloitte & Touche LLP.
24.1*	Powers of attorney (set forth on the signature page hereof).
31.1*	Rule 13a-14(a) Certifications of the CEO.
31.2*	Rule 13a-14(a) Certifications of the CFO.
31.3*	Rule 15d-14(a) Certification of the CEO
31.4*	Rule 15d-14(a) Certification of the CFO
32.1*	Section 1350 Certifications.
32.2*	Section 1350 Certifications.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Universal Compression Holdings, Inc. and subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 6, 2005

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,723	$121,189
Accounts receivable, net of allowance for bad debts of $2,747 and $3,189 as of March 31, 2005 and 2004, respectively	116,270	79,587
Current portion of notes receivable	129	709
Inventories, net of reserve for obsolescence of $10,981 and $12,041 as of March 31, 2005 and 2004, respectively	95,394	89,968
Current deferred tax asset	6,138	5,819
Other	13,206	13,938

Total current assets	269,860	311,210
Contract compression equipment	1,485,637	1,344,218
Other property	141,114	117,128
Accumulated depreciation and amortization	(300,968)	(216,569)

Net property, plant and equipment	1,325,783	1,244,777
Goodwill	401,278	390,371
Notes receivable	1,038	444
Other non-current assets	24,799	25,649

Total assets	$2,022,758	$1,972,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$57,942	$44,948
Accrued liabilities	37,862	40,765
Unearned revenue	32,201	25,596
Accrued interest	5,619	10,933
Current portion of long-term debt and capital lease obligations	20,400	14,369

Total current liabilities	154,024	136,611
Capital lease obligations	347	997
Long-term debt	837,349	869,076
Non-current deferred tax liability	158,017	149,554
Derivative financial instrument used for hedging purposes	6,283	14,423
Other liabilities	5,066	2,555

Total liabilities	1,161,086	1,173,216
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 32,003 and 31,294 shares issued, 32,002 and 31,293 shares outstanding as of March 31, 2005 and 2004, respectively	320	313
Treasury stock, 1.0 shares at cost outstanding as of March 31, 2005 and 2004	(11)	(11)
Additional paid-in capital	751,898	734,124
Deferred compensation	(7,438)	(1,256)
Accumulated other comprehensive loss	(18,116)	(35,344)
Retained earnings	135,019	101,409

Total stockholders' equity	861,672	799,235

Total liabilities and stockholders' equity	$2,022,758	$1,972,451

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended March 31,
	2005	2004	2003
Revenue:
Domestic contract compression	$296,239	$280,951	$265,465
International contract compression	102,167	82,589	66,505
Fabrication	213,994	183,685	162,678
Aftermarket services	150,670	141,561	130,570

Total revenue	763,070	688,786	625,218

Costs and expenses:
Domestic contract compression—direct costs	109,374	102,408	95,597
International contract compression—direct costs	23,719	18,430	12,736
Fabrication—direct costs	198,709	167,797	146,603
Aftermarket services—direct costs	121,014	110,670	102,314
Depreciation and amortization	93,797	85,650	63,706
Selling, general and administrative	75,756	67,516	67,944
Operating lease expense	—	—	46,071
Interest expense, net	64,188	73,475	36,421
Debt extinguishment costs	26,543	14,903	—
Gain on termination of interest rate swap agreements	(3,197)	—	—
Asset impairment expense	3,080	—	—
Facility consolidation costs	—	1,821	—
Foreign currency (gain)/loss	389	(529)	459
Other income, net	(1,125)	(1,883)	(1,126)

Total costs and expenses	712,247	640,258	570,725

Income before income taxes	50,823	48,528	54,493
Income tax expense	17,213	17,741	20,975

Net income	$33,610	$30,787	$33,518

Weighted average common and common equivalent shares outstanding:
Basic	31,392	30,848	30,665
Diluted	32,224	31,283	30,928
Earnings per share—Basic	$1.07	$1.00	$1.09

Earnings per share—Diluted	$1.04	$0.98	$1.08

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
For the Years Ended March 31, 2003, 2004 and 2005
(In thousands, except for share data)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2002	30,602,042	$306	$723,831	$37,104	$(934)	$(2,446)	$(57,517)	$700,344
Common stock issuance	10,000		181					181
Treasury stock redeemed, at $21 per share					(1,000)			(1,000)
Option exercises	22,841	1	(52)		246			195
Shares issued in employee benefit plans	96,495	1	832		1,497			2,330
Restricted stock transactions			(301)		174	127		—
Amortization of deferred compensation						310		310
Comprehensive income:
Interest rate swap agreement loss							(566)
Net income				33,518
Foreign currency translation adjustment							9,139
Total comprehensive income								42,091

Balance, March 31, 2003	30,731,378	$308	$724,491	$70,622	$(17)	$(2,009)	$(48,944)	$744,451

Option exercises	350,746	3	7,558		6			7,567
Shares issued in employee benefit plans	116,729	1	2,242					2,243
Restricted stock transactions	94,147	1	(167)			167		1
Amortization of deferred compensation						586		586
Comprehensive income:
Interest rate swap agreement loss							(541)
Net income				30,787
Foreign currency translation adjustment							14,141
Total comprehensive income								44,387

Balance, March 31, 2004	31,293,000	$313	$734,124	$101,409	$(11)	$(1,256)	$(35,344)	$799,235

Option exercises	433,838	4	8,420					8,424
Shares issued in employee benefit plans	80,591	1	2,438					2,439
Restricted stock transactions	194,636	2	6,916			(7,147)		(229)
Amortization of deferred compensation						965		965
Comprehensive income:
Interest rate swap agreement gain							8,813
Net income				33,610
Foreign currency translation adjustment							8,415
Total comprehensive income								50,838

Balance, March 31, 2005	32,002,065	$320	$751,898	$135,019	$(11)	$(7,438)	$(18,116)	$861,672

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,610	$30,787	$33,518
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	93,797	85,650	63,706
Non-cash gain from interest rate swap agreement settlement	(3,197)	—	—
Loss on early extinguishment of debt	26,543	14,903	—
Loss on asset impairment	3,080	—	—
Gain on asset sales	(1,972)	(965)	(741)
Amortization of debt issuance costs	3,974	4,297	3,670
Amortization of deferred compensation	965	586	310
Accretion of discount notes	—	—	18,660
Increase in deferred taxes	8,213	7,811	18,058
(Increase) decrease in other assets	(7,114)	(3,772)	14,434
(Increase) decrease in receivables	(35,847)	(1,338)	37,105
(Increase) decrease in inventories	(2,204)	4,999	11,871
Increase (decrease) in accounts payable	12,489	1,013	(2,004)
Increase (decrease) in accrued liabilities	428	7,954	(10,266)
Increase (decrease) in unearned revenue	6,605	12,324	(2,778)
Increase (decrease) in accrued interest	(5,314)	999	3,048

Net cash provided by operating activities	134,056	165,248	188,591

Cash flows from investing activities:
Additions to property, plant and equipment	(143,665)	(86,557)	(120,751)
Cash paid for acquisitions	(61,881)	(761)	(1,536)
Proceeds from sale of property, plant and equipment	24,070	40,468	14,583

Net cash used in investing activities	(181,476)	(46,850)	(107,704)

Cash flows from financing activities:
Principal repayments of long-term debt	(711,419)	(234,750)	(5,818)
Proceeds from issuance of debt	693,225	175,000	—
Net repayment on sale-leaseback of vehicles	—	—	(2,800)
Debt extinguishment premium and cost	(19,927)	(12,920)	—
Common stock issuance	9,349	7,578	1,098
Interest rate swap agreement settlement	(3,067)	—	—
Debt issuance costs	(2,456)	(4,640)	(5,009)
Payments on capital lease agreements	(1,294)	—	—
Operating lease facilities	—	—	(1,320)

Net cash used in financing activities	(35,589)	(69,732)	(13,849)

Effect of exchange rate changes on cash and cash equivalents	543	830	(1,521)
Net increase (decrease) in cash and cash equivalents	(83,009)	48,666	67,038
Cash and cash equivalents at beginning of period	121,189	71,693	6,176

Cash and cash equivalents at end of period	$38,723	$121,189	$71,693

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,779	$77,472	$14,553

Cash paid for operating leases	$0	$0	$47,171

Cash paid for income taxes	$13,457	$6,480	$2,572

Supplemental schedule of non-cash investing and financing activities:
Changes due to the consolidation of operating lease facilities:
Additions to property, plant and equipment	—	—	$614,800
Increase in debt	—	—	$707,200
Noncurrent liability assumed	—	—	$15,200
Elimination of deferred gain	—	—	$107,600

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Organization

        Universal Compression Holdings, Inc. (the "Company") is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal Compression, Inc. ("Universal"). Accordingly, the Company is dependent upon the distribution of earnings from Universal, whether in the form of dividends, advances or payments on account of intercompany obligations, to service its debt obligations.

Nature of Operations

        The Company is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2005 of approximately 7,200 compressor units comprising approximately 2.5 million horsepower. The Company provides a full range of natural gas compression products and services, including sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

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

Revenue Recognition

        Revenue is recognized by the Company's four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured.

        Revenue from contract compression service is recorded when earned, which generally occurs monthly at the time the monthly compression service is provided to customers in accordance with contracts. Aftermarket services revenue is recorded as products are delivered or services are performed for the customer. Fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months.

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in international locations including Canada, Latin America and Asia Pacific. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounted for 10% or more of the Company's revenue for the years ended March 31, 2005, 2004 and 2003. For the years ended March 31, 2005, 2004 and 2003, the Company wrote off bad debts, net of recoveries totaling $1.8 million, $5.6 million, and $4.3 million, respectively.

Inventories

        Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or to provide compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

        A reserve is recorded against inventory balances for estimated obsolescence. This reserve is based on specific identification and historical experience.

Properties and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. The Company reevaluated the estimated useful lives used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual economic useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Concurrent with the revising of estimated useful lives, the Company recorded on its balance sheet contract compression equipment due to the consolidation of certain operating lease facilities. Had the Company consolidated all assets and used the revised useful lives for the entire fiscal year 2003, depreciation expense would have been increased by $7.8 million. The estimated useful lives as of March 31, 2005 were as follows:

Buildings	20-35 years
Compression equipment	15-30 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of up to 6.5 years.

        Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $92.7 million, $84.5 million and $62.1 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. Included within net income for the fiscal year ended March 31, 2005 is a $3.1 million loss on the impairment of our Tulsa, Oklahoma fabrication facility due to the decision to permanently discontinue operations and dispose of this facility. The carrying value of this facility was written down to estimated market value, which was determined by the Company based upon recent appraisals.

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

        The Company performs an impairment test for goodwill assets annually, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. During the fourth quarter of fiscal year 2005, the Company performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred; however, if for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $12.4 million and $20.5 million at March 31, 2005 and 2004, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

Warranty

        The Company accrues amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.

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

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2005, 2004 and 2003:

	Year Ended March 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$33,610	$30,787	$33,518
Additional compensation expense, net of tax	$(2,567)	$(3,702)	$(3,994)

Pro forma net income	$31,043	$27,085	$29,524
Basic earnings per share:
As reported	$1.07	$1.00	$1.09
Pro forma	$0.99	$0.88	$0.96
Diluted earnings per share:
As reported	$1.04	$0.98	$1.08
Pro forma	$0.96	$0.87	$0.95

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

        The Company provides compression services to a global market. As such, the Company is subject to taxation not only in the United States but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future taxable income, which in turn determines the realizability of its deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

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

Foreign Currency Translation

        The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value and the carrying amount of the 7 1/4% senior notes due 2010 was $170.9 million and $175.7 million at March 31, 2005 and 2004, respectively. The carrying amounts of $200.0 million for the notes under the ABS operating lease facility and $400.0 million under the seven-year term loan approximate their fair values. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of March 31, 2005 based on the quoted market value.

Hedging and Use of Derivative Instruments

        The Company utilizes interest rate swap agreements to minimize interest rate exposure on $83.9 million of the $200.0 million asset-backed securitization operating lease facility (the "ABS operating lease facility") and $300.0 million of the $400.0 million seven year term loan. The swaps are not used for trading or speculative purposes. The fair value of the interest rate swap agreement related to the ABS operating lease facility was a noncurrent liability of $2.2 million and $14.4 million as of March 31, 2005 and March 31, 2004, respectively. The fair value of the interest rate swap agreement related to the seven-year term loan was a noncurrent asset of $3.9 million as of March 31, 2005. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," we record these interest rate swap agreements on the balance sheet as either assets or liabilities measured at their fair value. These instruments qualify for hedge accounting as they reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

        The Company has entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company's balance sheet at March 31, 2005 includes a $4.1 million noncurrent liability related to the interest rate swap agreements. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the fiscal year ended March 31, 2005, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        All of the interest rate instruments utilized are placed with large creditworthy financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Net Income Per Share

        Net income per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share."

        The dilutive effects of stock options outstanding for the fiscal years ended March 31, 2005, 2004 and 2003 were 831,000, 435,000 and 263,000 shares, respectively. For the fiscal years ended March 31, 2005, 2004 and 2003 outstanding stock options of 47,000, 782,000 and 2,140,000, respectively, were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods.

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs—an amendment of ARB 43, Chapter 4." SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement will be effective for the Company beginning July 1, 2005. The Company is currently evaluating the impact that SFAS No. 153 will have on its financial statements.

        In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. Based upon the Company's analysis of FSP No. 109-1, we do not expect to benefit from this special deduction for several more years.

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company's income tax expense and deferred tax liability. FSP

109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election.

2. Goodwill

        The Company's acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS 142.

        The changes in the carrying amount of goodwill from March 31, 2003 to March 31, 2005, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2003	$261,752	$50,594	$46,323	$29,042	$387,711
Acquisitions	—	—	358	—	358
Impact of foreign currency translation	—	2,302	—	—	2,302

Balance as of March 31, 2004	$261,752	$52,896	$46,681	$29,042	$390,371

Acquisitions	—	7,550	1,603	—	9,153
Purchase price adjustments and other	—	(22)	511	—	489
Impact of foreign currency translation	—	1,265	—	—	1,265

Balance as of March 31, 2005	$261,752	$61,689	$48,795	$29,042	$401,278

        During the fourth quarter of fiscal year 2005, we performed an impairment analysis on our goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

        In November 2004, the Company purchased the Canadian contract compression fleet of Hanover Compressor Company for $56.9 million in cash. As a result of the acquisition we recorded $46.2 million in property, plant and equipment, $3.1 million in identifiable intangible assets and $7.6 million in goodwill. At the time of the acquisition, the acquired fleet totaled approximately 83,000 horsepower. The acquisition was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash. The pro forma information set forth below assumes the acquisition is accounted for as if the purchase occurred at the beginning of the fiscal year. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time (in thousands, except per share amounts):

	Fiscal Year Ended March 31, 2005
	As Reported	Pro Forma as Adjusted
		(unaudited)
Revenue	$763,070	$771,288
Net income	$33,610	$36,199
Earnings per common share-basic	$1.07	$1.15
Earnings per common share-diluted	$1.04	$1.12

        At March 31, 2005, the Company had intangible assets with a gross carrying value of $5.7 million, which relate to acquired customer contracts and non-compete agreements. The carrying amount net of accumulated amortization at March 31, 2005 was $3.5 million. Intangible assets are amortized on a straight-line basis with useful lives ranging from 10 months to 15 years. In addition, the Company had an intangible asset with a gross carrying value of $0.4 million at March 31, 2005 related to an acquired registration certificate. This asset is not being amortized as it has been deemed to have an indefinite life.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2005	2004
Raw materials	$62,599	$60,064
Work-in-progress	40,560	37,510
Finished goods	3,216	4,435

Total inventories	106,375	102,009
Reserve for obsolescence	(10,981)	(12,041)

Inventories, net	$95,394	$89,968

4. Long-Term Debt

        The Company's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2005	2004
Senior secured notes due February 2008, bore interest at 8 7/8% per annum, payable semiannually on February 15 and August 15 (see "High-Yield Operating Lease Facility" below)	—	445,000
Term loan of $82.2 million due February 2008, bore interest at a variable rate of LIBOR, plus 3.25% due quarterly (see "High-Yield Operating Lease Facility" below)	—	82,181
Notes due January 2023, bearing interest at a variable rate of LIBOR, plus 1.27% due monthly (see "ABS Facility" below) (1).	200,000	175,000
Senior notes, bearing interest at 7 1/4% per annum, due 2010 (see "Senior 7 1/4% Notes" below)(2)	$170,948	$175,713
Seven year term loan of $400.0 million due February 2012, currently bearing interest at a variable rate of LIBOR plus 1.75% due quarterly (see "2005 Credit Facility" below) (3)	400,000	—
Revolving line of credit due 2010, currently bearing interest at a variable rate of LIBOR, plus 1.5% (see "2005 Credit Facility" below)	86,225	—
Other	—	3,387

Total debt	857,173	881,281
Less current maturities	19,824	12,205

Total long-term debt	$837,349	$869,076

(1)
Approximately $83.9 million of this facility has LIBOR effectively fixed at 5.21% through the use of an interest rate swap agreement.

(2)
Amount is net of the fair market value of related interest rate swaps.

(3)
LIBOR is fixed at a weighted average of 4.02% for $300 million of this debt through the use of interest rate swap agreements.

High-Yield Operating Lease Facility

        In connection with the Weatherford Global acquisition and merger with the Company in February 2001, the Company raised $427 million under a seven-year term senior secured notes operating lease facility (the "High-Yield Operating Lease Facility"), consisting of $350 million of senior notes due 2008 and a $64 million term loan due 2008. The High-Yield Operating Lease Facility was collateralized by a first priority security interest in all of the assets owned by the lessor under that facility. In October 2001, the Company increased the High-Yield Operating Lease Facility by $122 million. During the fourth quarter of fiscal year 2005, the Company, terminated the High-Yield Operating Lease Facility and redeemed the then outstanding $440.0 million principal amount of 8 7/8% senior notes due 2008 and prepaid the $82.2 million term loan.

ABS Facility

        In February 2001, the Company also entered into a $200 million asset-backed securitization operating lease facility (the "ABS Facility"). In December 2002, the Company increased the outstanding debt under the ABS Facility from $159.5 million to $175 million. The ABS Facility is collateralized by a first priority security interest in all of the assets owned by the lessor and lessee under that facility. The debt for the facility is currently held by a financial institution. If the facility is not restructured or modified by June 30, 2005, the interest rate on the facility will increase by 0.5% per annum.

Consolidation of High-Yield Operating Lease and ABS Facilities

        In December 2002, the Company purchased all of the equity in the previously unaffiliated special operating entity that was the lessor under the High-Yield Operating Lease Facility. As a result of this equity investment by the Company, that special purpose entity became a fully consolidated entity of the Company as of December 31, 2002, and the assets and debt related to the High-Yield Operating Lease Facility have since been included in the consolidated balance sheet.

        Also in December 2002, the equity in the special purpose entity that was the lessor under the ABS Facility was reduced to a level where by the lessor under that facility also became a fully consolidated entity of the Company as of December 31, 2002.

        As a result of these changes in the High-Yield Operating Lease Facility and the ABS Facility, and consistent with the purchase accounting rules set forth in SFAS No. 141, "Business Combinations," the Company recorded in its consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swap agreements pertaining to the ABS Facility (see Note 8 for discussion of interest rate swap agreements) in fiscal year 2003. Additionally, upon consolidation of the lessors of these operating lease facilities, the deferred gain previously recorded was eliminated. The results of operations through December 31, 2002 includes operating lease expense since prior to this date the lessors under the operating leases were unaffiliated and nonconsolidated entities of the Company.

Senior 7 1/4% Notes

        In May 2003, Universal issued $175 million of 7 1/4% senior notes due 2010 (the "Senior 7 1/4% Notes") in a private placement. The net proceeds from the sale, together with other available funds, were used to repurchase or redeem the outstanding $229.8 million of 9 7/8% senior discount notes due 2008. Universal exchanged the private notes for publicly-traded notes in the second quarter of fiscal 2004. Due to this early extinguishment of debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

2005 Credit Facility

        In January 2005, the Company, Universal and the Company's wholly-owned subsidiary, UC Canadian Partnership Holdings Company, closed a $650 million senior secured credit facility with a syndicate of lenders and financial institutions consisting of a $250 million, five-year revolving line of credit and a $400 million seven-year term loan. The 2005 Credit Facility bears interest, if the borrowings are in US dollars, at Universal's option, of a base rate or LIBOR plus, in each case, a variable amount depending on its debt ratings or, if the borrowings are in Canada dollars, at Universal's option, of Canadian prime rate plus a variable amount depending on its debt ratings or the DCOR rate plus a specified amount depending on the lender. The 2005 Credit Facility is secured by substantially all of the domestic assets of the Company and Universal (except for the assets pledged to the ABS Facility), as well as, all the capital stock of the direct and indirect US subsidiaries of Universal and 65% of the capital stock of Universal's first tier foreign subsidiaries.

        The Company used approximately $508.6 million under the 2005 Credit Facility, together with $100 million under the ABS Facility, to repay and redeem the outstanding $522 million under the High-Yield Operating Lease Facility and repay $50 million in debt under the Company's now terminated $125 million revolving credit facility. Due to this early extinguishment of debt, the Company recognized expenses of $26.1 million in the fourth quarter of fiscal year 2005 consisting primarily of redemption premiums of $19.5 million and the write-off of unamortized debt issuance costs of $6.5 million.

        The Company has pledged property and compression equipment with a carrying value of $838.8 million as of March 31, 2005 as collateral for the 2005 Credit Facility.

Maturities of Long-Term Debt

        Maturities of long-term debt as of March 31, 2005 are as follows (in thousands):

2006	$19,824
2007	25,099
2008	25,099
2009	25,099
2010	111,324
Thereafter	650,728

Total	$857,173

5. Capital Leases

        Properties and equipment at March 31, 2005 and 2004 include the following amounts for capitalized leases (in thousands):

	As of March 31,
	2005	2004
Compression equipment	$898	$3,398
Furniture and fixtures	2,556	2,556
Less accumulated depreciation	(1,095)	(968)

Net assets under capital leases	$2,359	$4,986

        Compression equipment with a carrying value of $0.7 million as of March 31, 2005 has been pledged as collateral relating to these capital leases.

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2005 are as follows (in thousands):

2006	$689
2007	111
2008	274
2009	—
2010 and thereafter	—

Total minimum lease payments	$1,074

Less imputed interest costs	(151)

Present value of net minimum lease payments	$923

6. Income Taxes

        Income tax expense for the years ended March 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003
Current:
Foreign	$9,069	$9,119	$4,142
Deferred:
Federal	5,178	6,379	13,624
State	888	894	1,551
Foreign	2,078	1,349	1,658

Total	$17,213	$17,741	$20,975

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes for the years ended March 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Income tax expense at statutory rate	$17,790	$16,985	$19,071
State taxes	671	581	1,008
Foreign tax (benefit)	(306)	600	149
Non-deductible expenses (benefit) and other	(942)	(425)	747

Total	$17,213	$17,741	$20,975

        Deferred income tax balances are the direct effect of taxable temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

        The Company has not provided U.S. deferred taxes on the indefinitely (permanently) reinvested cumulative earnings of approximately $111 million generated by its non-U.S. affiliate companies. Such earnings are from ongoing operations which will be used to fund growth in the non-US affiliates' countries as well as future international expansion. Because of the availability of foreign tax credits, it is not practical to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested.

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$156,027	$128,114
Accrued reserves	6,138	5,820
Foreign tax credit	2,951	1,779
Other	9,772	9,179

Total	174,888	144,892
Valuation allowance	(1,634)	(1,779)

Total	173,254	143,113

Deferred tax liabilities:
Depreciation differences on properties and equipment	(324,278)	(285,738)
Other	(855)	(1,110)

Total	(325,133)	(286,848)

Net deferred tax liability	$(151,879)	$(143,735)

        Net operating loss carryforwards have been adjusted primarily for depreciation allowed or allowable in prior years with a corresponding adjustment to depreciable property and equipment. With the enactment of the American Jobs Creation Act, the Company has changed its position with respect to foreign taxes and has begun to recognize foreign tax credits instead of deducting foreign taxes paid. A valuation allowance was established at March 31, 2000 against the Company's deferred tax assets related to foreign tax credits available at that time. Based on the carryover period, the valuation allowance is still necessary for those taxes; however, evidence exists that indicates it is more likely than not that new or current foreign tax credits will be utilized before they expire. The Company also believes it is more likely than not that all other deferred tax assets will be realized on future tax returns primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences and that no other valuation allowance is necessary.

        At March 31, 2005, the Company had federal net operating loss ("NOL") carryforwards of approximately $407.5 million available to offset future taxable income. The carryforward amounts have been adjusted to reflect depreciation allowed or allowable in previous years that was not taken on the tax returns. Annual utilization of the carryforwards could be limited by Section 382 of the Internal

Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2007	$629
2008	1,849
2009	1,943
2010	953
2012	2
2018	5,075
2019	38,490
2020	63,003
2021	65,617
2022	96,588
2023	66,071
2024	37,749
2025	29,532

Total	$407,501

7. Stock Options

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

        As of March 31, 2005, 2,492,952 stock options were outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted-Average Exercise Price
Options outstanding, March 31, 2002	2,734,246	$24.52

Granted	659,750	17.12
Exercised	(22,841)	7.03
Cancelled	(460,789)	26.93

Options outstanding, March 31, 2003	2,910,366	$22.66

Granted	5,000	20.97
Exercised	(350,746)	21.75
Cancelled	(125,605)	26.56

Options outstanding, March 31, 2004	2,439,015	$22.56

Granted	607,750	32.62
Exercised	(433,838)	19.20
Cancelled	(119,975)	25.61

Options outstanding, March 31, 2005	2,492,952	$25.46

Options exercisable at March 31, 2003	1,310,676	$22.81
Options exercisable at March 31, 2004	1,700,296	$23.06
Options exercisable at March 31, 2005	1,736,076	$23.83

        Exercise prices for options outstanding as of March 31, 2005 ranged from $6.73 to $38.15. The following table provides certain information with respect to stock options outstanding at March 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $7.00	78,201	$6.73	2.9
$7.01-$19.00	436,007	16.86	7.9
$19.01-$22.00	756,722	21.25	6.4
Over $22.00	1,222,022	32.32	7.6

	2,492,952	$25.46	7.1

        The following table provides certain information with respect to stock options exercisable at March 31, 2005:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
Under $7.00	78,201	$6.73
$7.01-$19.00	286,218	16.85
$19.01-$22.00	733,885	21.31
Over $22.00	637,772	31.96

	1,736,076	$23.83

        In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1998 and thereafter, including, if materially different from reported results disclosure of pro forma net income and earnings per share had compensation expense relating to 2003, 2004, and 2005 grants been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted-average fair values at date of grant for options granted during 2005, 2004 and 2003 were $15.51, $10.16 and $9.78, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Expected life in years	6	7	8
Interest rate	4.16%	3.56%	3.50%
Volatility	40.77%	42.88%	48.85%
Dividend yield	0.00%	0.00%	0.00%

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2005, 2004 and 2003 option grants:

	Year Ended March 31,
	2005	2004	2003
	(In thousands except per share amounts)
Net income, as reported	$33,610	$30,787	$33,518
Additional compensation expense, net of tax	$(2,567)	$(3,702)	$(3,994)
Pro forma net income	$31,043	$27,085	$29,524
Basic earnings per share:
As reported	$1.07	$1.00	$1.09
Pro forma	$0.99	$0.88	$0.96
Diluted earnings per share:
As reported	$1.04	$0.98	$1.08
Pro forma	$0.96	$0.87	$0.95

8. Accounting for Interest Rate Swap Agreements

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

        In June 2004, the Company reduced the notional amount of interest rate swap agreements that convert variable interest payments under the ABS facility to fixed interest payments in connection with a debt repayment of $80.0 million. In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swap agreements. As of March 31, 2005, the Company had interest rate swap agreements with a notional amount of $83.9 million related to the $200.0 million outstanding under the ABS facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%. In accordance with SFAS No. 133, the Company's balance sheet at March 31, 2005 includes a $2.2 million noncurrent liability related to the interest rate swap agreements.

        In January 2005, the Company entered into interest rate swap agreements to convert variable interest payments related to $300 million of the new $400 million seven-year term loan to fixed interest payments. These swaps terminate in March 2010 and have a weighted average fixed rate of 4.02%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.77% (4.02% plus the 1.75% margin applicable under the new credit facility). In accordance with SFAS No. 133, the Company's balance sheet at March 31, 2005 includes a $3.9 million noncurrent asset related to the interest rate swap agreements.

        These swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The Company has entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company's balance sheet at March 31, 2005 includes a $4.1 million noncurrent liability related to the interest rate swap agreements. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the fiscal year ended March 31, 2005, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The counterparties to the Company's interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

9. Employee Benefits

        The Company has a defined contribution 401(k) plan covering substantially all employees. The Company makes matching contributions under this plan in the form of Company stock equal to 50% of each participant's contribution of up to 6%, with a 3% eligible pay limit. For the fiscal years ended 2005, the Company stock contributions of approximately 45,000 shares to the plan were valued at approximately $1.5 million. For the fiscal year ended 2004, the Company stock contributions of approximately 70,000 shares to plan were valued at approximately $1.6 million.

        The Employee Stock Purchase Plan ("ESPP") is intended to encourage employees to participate in the Company's growth by providing them the opportunity to acquire a proprietary interest in the Company's long-term performance and success through the purchase of shares of common stock at a price possibly less than fair market value. In 2001, the Company's stockholders approved the ESPP, under which 250,000 shares of the Company's common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her eligible pay limit to purchase shares of the Company's common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At March 31, 2005, 124,900 shares remained available for purchase under the ESPP.

        The Company utilizes grants of restricted stock as long-term compensation for designated employees. The Company's restricted stock plan provides for the award of up to 1,350,000 shares of the Company's common stock to certain officers and designated employees. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the restricted stock plan. The unearned compensation is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period of five years. During fiscal years ending March 31, 2005 and 2004, $1.0 million and $0.6 million, respectively, were charged to expense relating to the restricted stock. The weighted average share price for the approximately 195,000 shares of restricted stock granted during 2005 was $35.46. No restricted shares were granted during 2004. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

        The Employees' Supplemental Savings Plan, (the "ESSP") provides executive officers and designated employees the opportunity to defer up to 25% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. The Company matches 50% of the first 6% the participant contributes, up to 3% of eligible pay limit, excluding any bonus deferred. The vesting periods are generally the same as the 401(k) plan. Prior to September 1, 2002, the Company's matching contributions were in the form of cash. Since September 1, 2002, the Company's matching contributions related to the Employees' Supplemental Savings Plan have been in the form of common stock. During 2005 and 2004, amounts charged to expense relating to the ESSP were immaterial.

        The Incentive Stock Option Plan (the "ISO Plan") authorizes the Company to grant stock options to its employees, consultants and directors. The Company has granted options to new employees we have gained through acquisitions, in the ordinary course of providing incentives to current employees and as inducements for the hiring of new employees. In fiscal year 2005, an amendment to the ISO Plan was approved, increasing by 1,000,000 the number of shares of common stock available for grant under the ISO Plan from 5,012,421 shares to 6,012,421 shares to allow the continuation of this long-term incentive program.

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

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., ("GEPP"). As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2005, approximately $26.4 million of components and approximately $16.7 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP. The unsatisfied portion of the purchase commitment is approximately $11.6 million. GEPP could assert its right to enforce this obligation, but has not indicated any interest to do so at this time. However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

        The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company's consolidated financial position, operating results or cash flows.

12. Industry Segments and Geographic Information

        The Company has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that the Company uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who use equipment provided by other companies. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        The Company's reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. The Company evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. The segment gross profit measure used by management for evaluation purposes exclude inter-segment transactions and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents revenue, gross profit and identifiable assets by business segment for the fiscal years ended March 31, 2005, 2004 and 2003 (in thousands):

	For the Year Ended March 31,
	2005	2004	2003
Revenue:
Domestic contract compression	$296,239	$280,951	$265,465
International contract compression	102,167	82,589	66,505
Fabrication	213,994	183,685	162,678
Aftermarket services	150,670	141,561	130,570

Total	$763,070	$688,786	$625,218

Gross Profit:
Domestic contract compression	$186,865	$178,543	$169,868
International contract compression	78,448	64,159	53,769
Fabrication	15,285	15,888	16,075
Aftermarket services	29,656	30,891	28,256

Total	$310,254	$289,481	$267,968

Identifiable Assets:
Domestic contract compression	$1,423,979	$1,453,716	$1,497,231
International contract compression	353,880	258,240	209,141
Fabrication	99,462	107,605	103,468
Aftermarket services	145,437	152,890	144,047

Total	$2,022,758	$1,972,451	$1,953,887

        No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

        The following table illustrates revenue, gross profit and identifiable assets by geographic locations for the fiscal years ended March 31, 2005, 2004 and 2003 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	For the Year Ended March 31,
	2005	2004	2003
Revenue:
United States	$535,258	$493,262	$449,480
Canada	81,357	90,198	74,293
Latin America	94,120	71,320	62,937
Asia Pacific	52,335	34,006	38,508

Total	$763,070	$688,786	$625,218

Gross Profit:
United States	$218,410	$212,602	$198,869
Canada	19,754	16,238	15,219
Latin America	58,573	50,300	41,770
Asia Pacific	13,517	10,341	12,110

Total	$310,254	$289,481	$267,968

Identifiable Assets:
United States	$1,619,113	$1,667,163	$1,703,001
Canada	140,928	96,116	90,076
Latin America	204,838	158,263	121,872
Asia Pacific	57,879	50,909	38,938

Total	$2,022,758	$1,972,451	$1,953,887

13. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the fiscal years ended March 31, 2005 and 2004 is as follows (in thousands, except per share data):

	March 31	December 31	September 30	June 30
2005:
Revenue	$193,636	$192,676	$191,884	$184,874
Gross profit	79,152	79,656	77,698	73,748
Net income (loss)	(4,490)	14,125	12,190	11,785
Earnings (loss) per common share—basic	$(0.14)	$0.45	$0.39	$0.38
Earnings (loss) per common share—diluted	$(0.14)	$0.44	$0.38	$0.37
2004:
Revenue	$190,710	$170,167	$175,682	$152,227
Gross profit	76,788	72,580	71,912	68,199
Net income (loss)	11,725	11,733	9,303	(1,969)
Earnings (loss) per common share—basic	$0.38	$0.38	$0.30	$(0.06)
Earnings (loss) per common share—diluted	$0.37	$0.38	$0.30	$(0.06)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression, Inc.
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Universal Compression, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholder's equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Universal Compression, Inc. and subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 6, 2005

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,723	$121,189
Accounts receivable, net of allowance for bad debts of $2,747 and $3,189 as of March 31, 2005 and 2004, respectively	116,270	79,587
Current portion of notes receivable	129	709
Inventories, net of reserve for obsolescence of $10,981 and $12,041 as of March 31, 2005 and 2004, respectively	95,394	89,968
Current deferred tax asset	6,138	5,819
Other	13,206	13,938

Total current assets	269,860	311,210
Contract compression equipment	1,485,637	1,344,218
Other property	141,114	117,128
Accumulated depreciation and amortization	(300,968)	(216,569)

Net property, plant and equipment	1,325,783	1,244,777
Goodwill	401,278	390,371
Notes receivable	1,038	444
Other non-current assets	24,799	25,649

Total assets	$2,022,758	$1,972,451

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$57,942	$44,948
Accrued liabilities	37,862	40,765
Unearned Revenue	32,201	25,596
Accrued interest	5,619	10,933
Current portion of long-term debt and capital lease obligations	20,400	14,369

Total current liabilities	154,024	136,611
Capital lease obligations	347	997
Long-term debt	837,349	869,076
Non-current deferred tax liability	158,017	149,554
Derivative financial instrument used for hedging purposes	6,283	14,423
Other liabilities	5,066	2,555

Total liabilities	1,161,086	1,173,216
Commitments and contingencies (Note 10)
Stockholder's equity:
Common stock, $10 par value, 5.0 shares authorized, 4.9 issued and outstanding as of March 31, 2005 and 2004	49	49
Additional paid-in capital	737,293	725,694
Accumulated other comprehensive loss	(18,116)	(35,344)
Retained earnings	142,446	108,836

Total stockholder's equity	861,672	799,235

Total liabilities and stockholder's equity	$2,022,758	$1,972,451

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Year Ended March 31,
	2005	2004	2003
Revenue:
Domestic contract compression	$296,239	$280,951	$265,465
International contract compression	102,167	82,589	66,505
Fabrication	213,994	183,685	162,678
Aftermarket services	150,670	141,561	130,570

Total revenue	763,070	688,786	625,218

Costs and expenses:
Domestic contract compression—direct costs	109,374	102,408	95,597
International contract compression—direct costs	23,719	18,430	12,736
Fabrication—direct costs	198,709	167,797	146,603
Aftermarket services—direct costs	121,014	110,670	102,314
Depreciation and amortization	93,797	85,650	63,706
Selling, general and administrative	75,756	67,516	67,944
Operating lease expense	—	—	46,071
Interest expense, net	64,188	73,475	36,421
Debt extinguishment costs	26,543	14,903	—
Gain on termination of interest rate swap agreements	(3,197)
Asset impairment expense	3,080
Facility consolidation costs	—	1,821	—
Foreign currency (gain)/loss	389	(529)	459
Other income, net	(1,125)	(1,883)	(1,126)

Total costs and expenses	712,247	640,258	570,725

Income before income taxes	50,823	48,528	54,493
Income tax expense	17,213	17,741	20,975

Net income	$33,610	$30,787	$33,518

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
AND OTHER COMPREHENSIVE INCOME
For the years ended March 31, 2005, 2004 and 2003
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, March 31, 2002	$49	$708,333	$44,531	$(57,517)	$695,396

Investment in subsidiary by parent	—	2,016	—	—	2,016
Comprehensive income:
Net income	—	—	33,518	—
Foreign currency translation adjustment	—	—	—	9,139
Interest rate swap agreement loss	—	—	—	(566)
Total comprehensive income					42,091

Balance, March 31, 2003	$49	$710,349	$78,049	$(48,944)	$739,503

Investment in subsidiary by parent	—	15,345	—	—	15,345
Comprehensive income:
Net income	—	—	30,787	—
Foreign currency translation adjustment	—	—	—	14,141
Interest rate swap agreement loss	—	—	—	(541)
Total comprehensive income					44,387

Balance, March 31, 2004	$49	$725,694	$108,836	$(35,344)	$799,235

Investment in subsidiary by parent	—	11,599	—	—	11,599
Comprehensive income:
Net income	—	—	33,610	—
Foreign currency translation adjustment	—	—	—	8,415
Interest rate swap agreement gain	—	—	—	8,813
Total comprehensive income					50,838

Balance, March 31, 2005	$49	$737,293	$142,446	$(18,116)	$861,672

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,610	$30,787	$33,518
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	93,797	85,650	63,706
Non-cash gain from interest rate swap agreement settlement	(3,197)	—	—
Loss on early extinguishment of debt	26,543	14,903	—
Loss on asset impairment	3,080	—	—
Gain on asset sales	(1,972)	(965)	(741)
Amortization of debt issuance costs	3,974	4,297	3,670
Accretion of discount notes	—	—	18,660
Increase in deferred taxes	8,213	7,811	18,058
(Increase) decrease in other assets	(7,114)	(3,793)	14,434
(Increase) decrease in receivables	(35,847)	(1,338)	37,105
(Increase) decrease in inventories	(2,204)	4,999	11,871
Increase (decrease) in accounts payable	12,489	1,013	(2,004)
Increase (decrease) in accrued liabilities	1,393	5,742	(10,874)
Increase (decrease) in unearned revenue	6,605	12,324	(2,778)
Increase (decrease) in accrued interest	(5,314)	999	3,048

Net cash provided by operating activities	134,056	162,429	187,673

Cash flows from investing activities:
Additions to property, plant and equipment	(143,665)	(86,557)	(120,751)
Cash paid for acquisitions	(61,881)	(761)	(1,536)
Proceeds from sale of property, plant and equipment	24,070	40,468	14,583

Net cash used in investing activities	(181,476)	(46,850)	(107,704)

Cash flows from financing activities:
Principal repayments of long-term debt	(711,419)	(234,750)	(5,818)
Proceeds from issuance of debt	693,225	175,000	—
Net repayment on sale-leaseback of vehicles	—	—	(2,800)
Debt extinguishment premium and cost	(19,927)	(12,920)	—
Investment in subsidiary by parent	9,349	10,397	2,016
Interest rate swap agreement settlement	(3,067)	—	—
Debt issuance costs	(2,456)	(4,640)	(5,009)
Payments on capital lease agreements	(1,294)	—	—
Operating lease facilities	—	—	(1,320)

Net cash used in financing activities	(35,589)	(66,913)	(12,931)

Effect of exchange rate changes on cash and cash equivalents	543	830	(1,521)
Net increase (decrease) in cash and cash equivalents	(83,009)	48,666	67,038
Cash and cash equivalents at beginning of period	121,189	71,693	6,176

Cash and cash equivalents at end of period	$38,723	$121,189	$71,693

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,779	$77,472	$14,553

Cash paid for operating leases	$0	$0	$41,171

Cash paid for income taxes	$13,457	$6,480	$2,572

Supplemental schedule of non-cash investing and financing activities:
Changes due to the consolidation of operating lease facilities:
Additions to property, plant and equipment	—	—	$614,800
Increase in debt	—	—	$707,200
Noncurrent liability assumed	—	—	$15,200
Elimination of deferred gain	—	—	$107,600

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

        Universal is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of March 31, 2005 of approximately 7,200 compressor units comprising approximately 2.5 million horsepower. Universal provides a full range of natural gas compression products and services, including sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

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

Revenue Recognition

        Revenue is recognized by Universal's four reportable business segments using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer's price is fixed or determinable and (d) collectibility is reasonably assured.

        Revenue from contract compression service is recorded when earned, which generally occurs monthly at the time the monthly compression service is provided to customers in accordance with contracts. Aftermarket services revenue is recorded as products are delivered or services are performed for the customer. Fabrication revenue is recognized using the completed-contract method which recognizes revenue upon completion of the contract. This method is used because the typical contract is completed within two to three months.

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in international locations including Canada, Latin America and Asia Pacific. Universal reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounted for 10% or more of Universal's revenue for the years ended March 31, 2005, 2004 and 2003. For the years ended March 31, 2005, 2004 and 2003, Universal wrote off bad debts, net of recoveries totaling $1.8 million, $5.6 million, and $4.3 million, respectively.

Inventories

        Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale or to provide compression services to others. Acquisitions of these assets are considered operating activities in the statement of cash flows.

        A reserve is recorded against inventory balances for estimated obsolescence. This reserve is based on specific identification and historical experience.

Properties and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service using a 20% salvage value. Universal reevaluated the estimated useful lives used for book depreciation purposes for its compressor fleet based upon equipment type, key components and industry experience of the actual economic useful life in the field. The evaluation was finalized in the fourth quarter of fiscal year 2003. Based upon the findings of the evaluation, the estimated useful lives of the majority of the existing compressor units were extended to 25 years from 15 years. In addition, a portion of the units remained at 15 years or less and a portion of the units were extended to 30 years. The change in useful lives was effective January 1, 2003. Concurrent with the revising of estimated useful lives, the Company recorded on its balance sheet contract compression equipment due to the consolidation of certain operating lease facilities. Had the Company consolidated all assets and used the revised useful lives for the entire fiscal year 2003, depreciation expense would have been increased by $7.8 million. The estimated useful lives as of March 31, 2005 were as follows:

Buildings	20-35 years
Compression equipment	15-30 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expenses as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated period of 6.5 years.

        Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $92.7 million, $84.5 million and $62.1 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value. Included within net income for the fiscal year ended March 31, 2005 is a $3.1 million loss on the impairment of our Tulsa, Oklahoma fabrication facility due to the decision to permanently discontinue operations and dispose of this facility. The carrying value of this facility was written down to estimated market value, which was determined by Universal based upon recent appraisals.

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

        Universal performs an impairment test for goodwill assets annually, or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. During the fourth quarter of fiscal year 2005, Universal performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred; however, if for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, Universal may incur charges for the impairment.

Other Non-Current Assets

        Included in other non-current assets are debt issuance costs, net of accumulated amortization, totaling approximately $12.4 million and $20.5 million at March 31, 2005 and 2004, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method, which approximates the effective interest method.

Warranty

        Universal accrues amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.

Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation," Universal elected to measure compensation cost using the intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, Universal is required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined by SFAS No. 123 had been applied.

        The following table summarizes results as if Universal had recorded compensation expense under the provisions of SFAS No. 123 for the 2005, 2004 and 2003:

	Year Ended March 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$33,610	$30,787	$33,518
Additional compensation expense, net of tax	$(2,567)	$(3,702)	$(3,994)

Pro forma net income	$31,043	$27,085	$29,524

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

        Universal provides compression services to a global market. As such, Universal is subject to taxation not only in the United States but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future taxable income, which in turn determines the realizability of its deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

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

Foreign Currency Translation

        The majority of Universal's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive income (loss) within stockholder's equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations.

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

Fair Value of Financial Instruments

        Universal's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of Universal's revolving credit facility (see Note 4) is representative of its carrying value based upon variable rate terms. The fair value and the carrying amount of the 7 1/4% senior notes due 2010 was $170.9 million and $175.7 million at March 31, 2005 and 2004, respectively. The carrying amounts of $200.0 million for the notes under the ABS operating lease facility and $400.0 million under the seven-year term loan approximate their fair values. The estimated fair value amounts have been determined by Universal using appropriate valuation methodologies and information available to management as of March 31, 2005 based on the quoted market value.

Hedging and Use of Derivative Instruments

        Universal utilizes interest rate swap agreements to minimize interest rate exposure on $83.9 million of the $200.0 million asset-backed securitization operating lease facility (the "ABS operating lease facility") and $300.0 million of the $400.0 million seven year term loan. The swaps are not used for trading or speculative purposes. The fair value of the interest rate swap agreement related to the ABS operating lease facility was a noncurrent liability of $2.2 million and $14.4 million as of March 31, 2005 and March 31, 2004, respectively. The fair value of the interest rate swap agreements related to the seven-year term loan was a noncurrent asset of $3.9 million as of March 31, 2005. In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," we record these interest rate swap agreements on the balance sheet as either assets or liabilities measured at their fair value. These instruments qualify for hedge accounting as they reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

        Universal has entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. Universal's balance sheet at March 31, 2005 includes a $4.1 million noncurrent liability related to the interest rate swap agreements. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the fiscal year ended March 31, 2005, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        All of the interest rate instruments utilized are placed with large creditworthy financial institutions. Universal monitors the credit quality of these financial institutions and does not expect non-performance by them.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs—an amendment of ARB 43, Chapter 4." SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement will be effective for the Company beginning July 1, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial statements.

        In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. Based upon the Company's analysis of FSP No. 109-1, we do not expect to benefit from this special deduction for several more years.

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company's income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election.

2. Goodwill

        Universal's acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS 142.

        The changes in the carrying amount of goodwill from March 31, 2003 to March 31, 2005, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2003	$261,521	$50,594	$46,323	$29,042	$387,480
Acquisitions	—	—	358	—	358
Purchase adjustments and other	231	—	—	—	231
Impact of foreign currency translation	—	2,302	—	—	2,302

Balance as of March 31, 2004	$261,752	$52,896	$46,681	$29,042	$390,371

Acquisitions	—	7,550	1,603	—	9,153
Purchase adjustments and other	—	(22)	511	—	489
Impact of foreign currency translation	—	1,265	—	—	1,265

Balance as of March 31, 2005	$261,752	$61,689	$48,795	$29,042	$401,278

        During the fourth quarter of fiscal year 2005, Universal performed an impairment analysis on goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

        In November 2004, Universal purchased the Canadian contract compression fleet of Hanover Compressor Company for $56.9 million in cash. As a result of the acquisition we recorded $46.2 million in property, plant and equipment, $3.1 million in identifiable intangible assets and $7.6 million in goodwill. At the time of the acquisition, the acquired fleet totaled approximately 83,000 horsepower. The acquisition was funded by $50.0 million in borrowings under our revolving credit facility and $6.9 million in cash. The pro forma information set forth below assumes the acquisition is accounted for as if the purchase occurred at the beginning of the fiscal year. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time (in thousands):

	Fiscal Year Ended March 31, 2005
	As Reported	Pro Forma as Adjusted
		(unaudited)
Revenue	$763,070	$771,288
Net income	$33,610	$36,199

        At March 31, 2005, Universal had intangible assets with a gross carrying value of $5.7 million, which relate to acquired customer contracts and non-compete agreements. The carrying amount net of accumulated amortization at March 31, 2005 was $3.5 million. Intangible assets are amortized on a straight-line basis with useful lives ranging from 10 months to 15 years. In addition, Universal had an intangible asset with a gross carrying value of $0.4 million at March 31, 2005 related to an acquired registration certificate. This asset is not being amortized as it has been deemed to have an indefinite life.

3. Inventories, Net

        Inventories, net consisted of the following (in thousands):

	For the Year Ended March 31,
	2005	2004
Raw materials	$62,599	$60,064
Work-in-progress	40,560	37,510
Finished goods	3,216	4,435

Total inventories	106,375	102,009
Reserve for obsolescence	(10,981)	(12,041)

Inventories, net	$95,394	$89,968

4. Long-Term Debt

        The Company's debt at March 31 consisted of the following (in thousands):

	As of March 31,
	2005	2004
Senior secured notes due February 2008, bore interest at 8 7/8% per annum, payable semiannually on February 15 and August 15 (see "High-Yield Operating Lease Facility" below)	—	445,000
Term loan of $82.2 million due February 2008, bore interest at a variable rate of LIBOR, plus 3.25% due quarterly (see "High-Yield Operating Lease Facility" below)	—	82,181
Notes due January, 2023, bearing interest at a variable rate of LIBOR, plus 1.27% due monthly (see "ABS Facility" below)(1)	200,000	175,000
Senior notes, bearing interest at 7 1/4% per annum, due 2010 (see "Senior 7 1/4% Notes" below)(2)	$170,948	$175,713
Seven year term loan of $400. million due February 2012, currently bearing interest at a variable rate of LIBOR plus 1.75% due quarterly (see "2005 Credit Facility" below)(3)	400,000	—
Revolving line of credit due 2010, currently bearing interest at a variable rate of LIBOR, plus 1.5% (see "2005 Credit Facility" below)	86,225	—
Other	—	3,387

Total debt	857,173	881,281
Less current maturities	19,824	12,205

Total long-term debt	$837,349	$869,076

(1)
Approximately $83.9 million of this facility has LIBOR effectively fixed at 5.21% through the use of an interest rate swap agreement.

(2)
Amount is net of the fair market value of related interest rate swaps.

(3)
LIBOR is fixed at a weighted average of 4.02% for $300 million of this debt through the use of interest rate swap agreements.

High-Yield Operating Lease Facility

        In connection with the Weatherford Global acquisition and merger with the Company in February 2001, the Company raised $427 million under a seven-year term senior secured notes operating lease facility (the "High-Yield Operating Lease Facility"), consisting of $350 million of senior notes due 2008 and a $64 million term loan due 2008. The High-Yield Operating Lease Facility was collateralized by a first priority security interest in all of the assets owned by the lessor under that facility. In October 2001, the Company increased the High-Yield Operating Lease Facility by $122 million. During the fourth quarter of fiscal year 2005, the Company, terminated the High-Yield Operating Lease Facility and redeemed the then outstanding $440.0 million principal amount of 8 7/8% senior notes due 2008 and prepaid the $82.2 million term loan.

ABS Facility

        In February 2001, the Company also entered into a $200 million asset-backed securitization operating lease facility (the "ABS Facility"). In December 2002, the Company increased the outstanding debt under the ABS Facility from $159.5 million to $175 million. The ABS Facility is collateralized by a first priority security interest in all of the assets owned by the lessor and lessee under that facility. The debt for the facility is currently held by a financial institution. If the facility is not restructured or modified by June 30, 2005, the interest rate on the facility will increase by 0.5% per annum.

Consolidation of High-Yield Operating Lease and ABS Facilities

        In December 2002, the Company purchased all of the equity in the previously unaffiliated special operating entity that was the lessor under the High-Yield Operating Lease Facility. As a result of this equity investment by the Company, that special purpose entity became a fully consolidated entity of the Company as of December 31, 2002, and the assets and debt related to the High-Yield Operating Lease Facility have since been included in the consolidated balance sheet.

        Also in December 2002, the equity in the special purpose entity that was the lessor under the ABS Facility was reduced to a level where by the lessor under that facility also became a fully consolidated entity of the Company as of December 31, 2002.

        As a result of these changes in the High-Yield Operating Lease Facility and the ABS Facility, and consistent with the purchase accounting rules set forth in SFAS No. 141, "Business Combinations," the Company recorded in its consolidated balance sheet approximately $614.8 million of contract compression equipment, approximately $707.2 million in long-term debt and a noncurrent liability of approximately $15.2 million related to interest rate swap agreements pertaining to the ABS Facility (see Note 8 for discussion of interest rate swap agreements) in fiscal year 2003. Additionally, upon consolidation of the lessors of these operating lease facilities, the deferred gain previously recorded was eliminated. The results of operations through December 31, 2002 includes operating lease expense since prior to this date the lessors under the operating leases were unaffiliated and nonconsolidated entities of the Company.

Senior 7 1/4% Notes

        In May 2003, Universal issued $175 million of 7 1/4% senior notes due 2010 (the "Senior 7 1/4% Notes") in a private placement. The net proceeds from the sale, together with other available funds, were used to repurchase or redeem the outstanding $229.8 million of 9 7/8% senior discount notes due 2008. Universal exchanged the private notes for publicly-traded notes in the second quarter of fiscal 2004. Due to this early extinguishment of debt, the Company recognized expenses of $14.4 million in the first quarter of fiscal year 2004 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

2005 Credit Facility

        In January 2005, the Company, Universal and the Company's wholly-owned subsidiary, UC Canadian Partnership Holdings Company, closed a $650 million senior secured credit facility with a syndicate of lenders and financial institutions consisting of a $250 million, five-year revolving line of credit and a $400 million seven-year term loan. The 2005 Credit Facility bears interest, if the borrowings are in US dollars, at Universal's option, of a base rate or LIBOR plus, in each case, a variable amount depending on its debt ratings or, if the borrowings are in Canada dollars, at Universal's option, of Canadian prime rate plus a variable amount depending on its debt ratings or the DCOR rate plus a specified amount depending on the lender. The 2005 Credit Facility is secured by substantially all of the domestic assets of the Company and Universal (except for the assets pledged to the ABS Facility), as well as, all the capital stock of the direct and indirect US subsidiaries of Universal and 65% of the capital stock of Universal's first tier foreign subsidiaries.

        Universal used approximately $508.6 million under the 2005 Credit Facility, together with $100 million under the ABS Facility, to repay and redeem the outstanding $522 million under the High-Yield Operating Lease Facility and repay $50 million in debt under the Company's now terminated $125 million revolving credit facility. Due to this early extinguishment of debt, the Company recognized expenses of $26.1 million in the fourth quarter of fiscal year 2005 consisting primarily of redemption premiums of $19.5 million and the write-off of unamortized debt issuance costs of $6.5 million.

        Universal has pledged property and compression equipment with a carrying value of $838.8 million as of March 31, 2005 as collateral for the 2005 Credit Facility.

Maturities of Long-Term Debt

        Maturities of long-term debt as of March 31, 2005 are as follows (in thousands):

2006	$19,824
2007	25,099
2008	25,099
2009	25,099
2010	111,324
Thereafter	650,728

Total	$857,173

5. Capital Leases

        Properties and equipment at March 31, 2005 and 2004 include the following amounts for capitalized leases (in thousands):

	As of March 31,
	2005	2004
Compression equipment	$898	$3,398
Furniture and fixtures	2,556	2,556
Less accumulated depreciation	(1,095)	(968)

Net assets under capital leases	$2,359	$4,986

        Compression equipment with a carrying value of $0.7 million as of March 31, 2005 has been pledged as collateral relating to these capital leases.

        Future minimum lease payments under non-cancelable capital leases as of March 31, 2005 are as follows (in thousands):

2006	$689
2007	111
2008	274
2009	—
2010 and thereafter	—
Total minimum lease payments	$1,074

Less imputed interest costs	(151)

Present value of net minimum lease payments	$923

6. Income Taxes

        Income tax expense for the years ended March 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003
Current:
Foreign	$9,069	$9,119	$4,142
Deferred:
Federal	5,178	6,379	13,624
State	888	894	1,551
Foreign	2,078	1,349	1,658

Total	$17,213	$17,741	$20,975

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes for the years ended March 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Income tax expense at statutory rate	$17,790	$16,985	$19,071
State taxes	671	581	1,008
Foreign tax (benefit)	(306)	600	149
Non-deductible expenses (benefit) and other	(942)	(425)	747

Total	$17,213	$17,741	$20,975

        Deferred income tax balances are the direct effect of taxable temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

        Universal has not provided U.S. deferred taxes on the indefinitely (permanently) reinvested cumulative earnings of approximately $111 million generated by its non-U.S. affiliate companies. Such earnings are from ongoing operations which will be used to fund growth in the non-US affiliates' countries as well as future international expansion. Because of the availability of foreign tax credits, it is not practical to determine the US income tax liability that would be payable if such earnings were not indefinitely reinvested. Deferred taxes are provided on earnings of non-US affiliates when we plan to remit those earnings.

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31 are (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$156,027	$128,114
Accrued reserves	6,138	5,820
Foreign tax credit	2,951	1,779
Other	9,772	9,179

Total	174,888	144,892
Valuation allowance	(1,634)	(1,779)

Total	173,254	143,113

Deferred tax liabilities:
Depreciation differences on properties and equipment	(324,278)	(285,738)
Other	(855)	(1,110)

Total	(325,133)	(286,848)

Net deferred tax liability	$(151,879)	$(143,735)

        Net operating loss carryforwards have been adjusted primarily for depreciation allowed or allowable in prior years with a corresponding adjustment to depreciable property and equipment. With the enactment of the American Jobs Creation Act, the company has changed its position with respect to foreign taxes and has begun to recognize foreign tax credits instead of deducting foreign taxes paid. A valuation allowance was established at March 31, 2002 against the Company's deferred tax assets related to foreign tax credits available at that time. Based on the carryover period, the valuation allowance is still necessary for those taxes; however, evidence exists that indicates it is more likely than not that new or current foreign tax credits will be utilized before they expire. The Company also believes it is more likely than not that all other deferred tax assets will be realized on future tax returns primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences and that no other valuation allowance is necessary.

        At March 31, 2005, the Company had federal net operating loss ("NOL") carryforwards of approximately $407.5 million available to offset future taxable income. The carryforward amounts have been adjusted to reflect depreciation allowed or allowable in previous years that was not taken on the tax returns. Annual utilization of the carryforwards could be limited by Section 382 of the Internal

Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2007	$629
2008	1,849
2009	1,943
2010	953
2012	2
2018	5,075
2019	38,490
2020	63,003
2021	65,617
2022	96,588
2023	66,071
2024	37,749
2025	29,532

Total	$407,501

7. Stock Options

        In order to motivate and retain key employees, Universal established an incentive stock option plan. The incentive stock plan became effective on February 20, 1998, and on that date certain key employees were granted stock options. The options are exercisable over a ten-year period. Options generally vest over the following time period:

Year 1	33 1/3%
Year 2	33 1/3%
Year 3	33 1/3%

        Universal has elected to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123."

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

        As of March 31, 2005, 2,492,952 stock options were outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted-Average Exercise Price
Options outstanding, March 31, 2002	2,734,246	$24.52

Granted	659,750	17.12
Exercised	(22,841)	7.03
Cancelled	(460,789)	26.93

Options outstanding, March 31, 2003	2,910,366	$22.66

Granted	5,000	20.97
Exercised	(350,746)	21.75
Cancelled	(125,605)	26.56

Options outstanding, March 31, 2004	2,439,015	$22.56

Granted	607,750	32.62
Exercised	(433,838)	19.20
Cancelled	(119,975)	25.61

Options outstanding, March 31, 2005	2,492,952	$25.46

Options exercisable at March 31, 2003	1,310,676	$22.81
Options exercisable at March 31, 2004	1,700,296	$23.06
Options exercisable at March 31, 2005	1,736,076	$23.83

        Exercise prices for options outstanding as of March 31, 2005 ranged from $6.73 to $38.15. The following table provides certain information with respect to stock options outstanding at March 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $7.00	78,201	$6.73	2.9
$7.01-$19.00	436,007	16.86	7.9
$19.01-$22.00	756,722	21.25	6.4
Over $22.00	1,222,022	32.32	7.6

	2,492,952	$25.46	7.1

        The following table provides certain information with respect to stock options exercisable at March 31, 2005:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
Under $7.00	78,201	$6.73
$7.01-$19.00	286,218	16.85
$19.01-$22.00	733,885	21.31
Over $22.00	637,772	31.96

	1,736,076	$23.83

        In electing to continue to follow APB No. 25 for expense recognition purposes, Universal is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1998 and thereafter, including, if materially different from reported results disclosure of pro forma net income and earnings per share had compensation expense relating to 2003, 2004, and 2005 grants been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted-average fair values at date of grant for options granted during 2005, 2004 and 2003 were $15.51, $10.16 and $9.78, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	2005	2004	2003
Expected life in years	6	7	8
Interest rate	4.16%	3.56%	3.50%
Volatility	40.77%	42.88%	48.85%
Dividend yield	0.00%	0.00%	0.00%

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 for the 2005, 2004 and 2003 option grants:

	Year Ended March 31,
	2005	2004	2003
	(In thousands except per share amounts)
Net income, as reported	$33,610	$30,787	$33,518
Additional compensation expense, net of tax	$(2,567)	$(3,702)	$(3,994)
Pro forma net income	$31,043	$27,085	$29,524

8. Accounting for Interest Rate Swap Agreements

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

        In June 2004, Universal reduced the notional amount of interest rate swap agreements that convert variable interest payments under the ABS facility to fixed interest payments in connection with a debt repayment of $80.0 million. In accordance with SFAS No. 133, Universal recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swap agreements. As of March 31, 2005, Universal had interest rate swap agreements with a notional amount of $83.9 million related to the $200.0 million outstanding under the ABS facility. The swaps terminate in February 2013 and have a weighted average fixed rate of 5.2%. In accordance with SFAS No. 133, Universal's balance sheet at March 31, 2005 includes a $2.2 million noncurrent liability related to the interest rate swap agreements.

        In January 2005, Universal entered into interest rate swap agreements to convert variable interest payments related to $300 million of the new $400 million seven-year term loan to fixed interest payments. These swaps terminate in March 2010 and have a weighted average fixed rate of 4.02%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.77% (4.02% plus the 1.75% margin applicable under the new credit facility). In accordance with SFAS No. 133, Universal's balance sheet at March 31, 2005 includes a $3.9 million noncurrent asset related to the interest rate swap agreements.

        These swaps, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        Universal has entered into interest rate swap agreements to hedge $100 million of our $175.0 million 7 1/4% senior notes due 2010. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. Universal's balance sheet at March 31, 2005 includes a $4.1 million noncurrent liability related to the interest rate swap agreements. The change in the debt's fair value is also recorded with the offset being recorded to income. The swaps, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the fiscal year ended March 31, 2005, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

        The counterparties to Universal's interest rate swap agreements are major international financial institution. Universal monitors the credit quality of these financial institutions and does not expect non-performance by them.

9. Employee Benefits

        Universal has a defined contribution 401(k) plan covering substantially all employees. Universal makes matching contributions under this plan in the form of Holdings' stock equal to 50% of each participant's contribution of up to 6%, with a 3% of eligible pay limit. For the fiscal years ended 2005, Holdings' stock contributions of approximately 45,000 shares to the plan were valued at approximately $1.5 million. For the fiscal year ended 2004, Holdings' stock contributions of approximately 70,000 shares to plan were valued at approximately $1.6 million.

        The Employee Stock Purchase Plan ("ESPP") is intended to encourage employees to participate in Universal's growth by providing them the opportunity to acquire a proprietary interest in Holdings' long-term performance and success through the purchase of shares of common stock at a price possibly less than fair market value. In 2001, Holdings' stockholders approved the ESPP, under which 250,000 shares of the Holdings' common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her eligible pay to purchase shares of Holdings' stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At March 31, 2005, 124,900 shares remained available for sale under the ESPP.

        Universal utilizes grants of restricted stock as long-term compensation for designated employees. Universal's restricted stock plan provides for the award of up to 1,350,000 shares of Holdings' common stock to certain officers and designated employees. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the restricted stock plan. The unearned compensation is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period of five years. During fiscal years ending March 31, 2005 and 2004, $1.0 million and $0.6, respectively, were charged to expense relating to the restricted stock plan. The weighted average share price for approximately 195,000 shares of restricted stock granted during 2005 was $35.46. No restricted shares were granted during 2004. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

        The Employees' Supplemental Savings Plan, (the "ESSP") provides executive officers and designated employees the opportunity to defer up to 25% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. Holdings' matches 50% of the first 6% the participant contributes, up to 3% of eligible pay limit, excluding any bonus deferred. The vesting periods are generally the same as the 401(k) plan. Prior to September 1, 2002, Universal's matching contributions were in the form of cash. Since September 1, 2002, Universal's matching contributions related to the Employees' Supplemental Savings Plan have been in the form of Holdings' common stock. During 2005 and 2004, amounts charged to expense relating to the ESSP were immaterial.

        The Incentive Stock Option Plan (the "ISO Plan") authorizes Universal to grant stock options to its employees, consultants and directors. Universal has granted options to new employees we have gained through acquisitions, in the ordinary course of providing incentives to current employees and as inducements for the hiring of new employees. In fiscal year 2005, an amendment to the ISO Plan was approved, increasing by 1,000,000 the number of shares of common stock available for grant under the ISO Plan from 5,012,421 shares to 6,012,421 shares to allow the continuation of this long-term incentive program.

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

        In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., ("GEPP"). As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. Universal assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of March 31, 2005, approximately $26.4 million of components and approximately $16.7 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP. The unsatisfied portion of the purchase commitment is approximately $11.6 million. GEPP could assert its right to enforce this obligation, but has not indicated any interest to do so at this time. However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

        Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal's consolidated financial position, operating results or cash flows.

12. Industry Segments and Geographic Information

        Universal has four principal business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. The domestic contract compression segment provides natural gas compression to customers in the United States. The international contract compression segment provides natural gas compression to international customers, including Canada. The fabrication segment provides services related to the design, engineering and assembly of natural gas compressors for sale to third parties in addition to those that Universal uses in its contract compression fleet. The aftermarket services segment sells parts and components and provides maintenance to customers who own compression equipment and customers who use equipment provided by other companies. Fabrication and aftermarket services revenue presented in the table below include only sales to third parties.

        Universal's reportable segments are strategic business units that offer distinct products and services. They are managed separately since each business segment requires different marketing strategies due to customer specifications. Universal evaluates the performance of its reportable segments based on segment gross profit. Gross profit is defined as total revenue less direct costs. The segment gross profit measure used by management for evaluation purposes excludes inter-segment transactions and, accordingly, there is no inter-segment revenue to be reported.

        The following table presents revenue, gross profits and identifiable assets by business segment for the fiscal years ended March 31, 2005, 2004 and 2003 (in thousands):

	For the Year Ended March 31,
	2005	2004	2003
Revenue:
Domestic contract compression	$296,239	$280,951	$265,465
International contract compression	102,167	82,589	66,505
Fabrication	213,994	183,685	162,678
Aftermarket services	150,670	141,561	130,570

Total	$763,070	$688,786	$625,218

Gross Profit:
Domestic contract compression	$186,865	$178,543	$169,868
International contract compression	78,448	64,159	53,769
Fabrication	15,285	15,888	16,075
Aftermarket services	29,656	30,891	28,256

Total	$310,254	$289,481	$267,968

Identifiable Assets:
Domestic contract compression	$1,423,979	$1,453,716	$1,496,850
International contract compression	353,880	258,240	209,141
Fabrication	99,462	107,605	103,468
Aftermarket services	145,437	152,890	144,047

Total	$2,022,758	$1,972,451	$1,953,506

        No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

        The following table illustrates revenue, gross profit and identifiable assets by geographic locations for the fiscal years ended March 31, 2005, 2004, and 2003 (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

	For the Year Ended March 31,
	2005	2004	2003
Revenue:
United States	$535,258	$493,262	$449,480
Canada	81,357	90,198	74,293
Latin America	94,120	71,320	62,937
Asia Pacific	52,335	34,006	38,508

Total	$763,070	$688,786	$625,218

Gross Profit:
United States	$218,410	$212,602	$198,869
Canada	19,754	16,238	15,219
Latin America	58,573	50,300	41,770
Asia Pacific	13,517	10,341	12,110

Total	$310,254	$289,481	$267,968

Identifiable Assets:
United States	$1,619,113	$1,667,163	$1,703,001
Canada	140,928	96,116	90,076
Latin America	204,838	158,263	121,872
Asia Pacific	57,879	50,909	38,938

Total	$2,022,758	$1,972,451	$1,953,887

13. Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended March 31, 2005 and 2004 is as follows (in thousands):

	March 31	December 31	September 30	June 30
2005:
Revenue	$193,636	$192,676	$191,884	$184,874
Gross profit	79,152	79,656	77,698	73,748
Net income (loss)	(4,490)	14,125	12,190	11,785
2004:
Revenue	$190,710	$170,167	$175,682	$152,227
Gross profit	76,788	72,580	71,912	68,199
Net income (loss)	11,725	11,733	9,303	(1,969)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, Texas

We have audited the consolidated financial statements of Universal Compression Holdings, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, and have issued our reports thereon dated June 6, 2005; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company included in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression, Inc.
Houston, Texas

We have audited the consolidated financial statements of Universal Compression, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company included in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
June 6, 2005

E-1

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
SCHEDULE II—
VALUATION AND QUALIFYING ACCOUNTS

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Collections/ Deductions(2)	Balance at Close of Period
	(In thousands)
2005 Allowance for doubtful accounts	$3,189	$1,335	$(1,777)	$2,747
2004 Allowance for doubtful accounts	$8,146	$653	$(5,610)	$3,189
2003 Allowance for doubtful accounts	$7,470	$4,981	$(4,305)	$8,146

(1)
Amounts accrued for uncollectibility

(2)
Uncollectible accounts written off, net of recoveries

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Inventory Write-offs(2)	Balance at Close of Period
	(In thousands)
2005 Reserve for inventory obsolescence	$12,041	$1,897	$(2,957)	$10,981
2004 Reserve for inventory obsolescence	$10,468	$2,313	$(740)	$12,041
2003 Reserve for inventory obsolescence	$10,537	$3,856	$(3,925)	$10,468

(1)
Amounts accrued for inventory obsolescence

(2)
Amounts written-off for inventory obsolescence

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions(2)	Balance at Close of Period
	(In thousands)
2005 Warranty accrual	$1,493	$3,353	$(1,821)	$3,025
2004 Warranty accrual	$524	$3,429	$(2,460)	$1,493
2003 Warranty accrual	$1,816	$2,120	$(3,412)	$524

(1)
Amounts accrued for warranty charges

(2)
Warranty charges incurred

E-2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 2005.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on June 9, 2005.

Name	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DENNIS S. BALDWIN Dennis S. Baldwin	Controller (Principal Accounting Officer)
/s/ ERNIE L. DANNER Ernie L. Danner	Executive Vice President and Director
/s/ THOMAS C. CASE Thomas C. Case	Director

/s/ JANET F. CLARK Janet F. Clark	Director
/s/ BERNARD J. DUROC-DANNER Bernard J. Duroc-Danner	Director
/s/ URIEL E. DUTTON Uriel E. Dutton	Director
/s/ LISA W. RODRIGUEZ Lisa W. Rodriguez	Director
/s/ WILLIAM M. PRUELLAGE William M. Pruellage	Director
/s/ SAMUEL URCIS Samuel Urcis	Director

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 9, 2005.

Universal Compression Holdings, Inc.

By:	/s/ STEPHEN A. SNIDER Stephen A. Snider President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on June 9, 2005.

Name	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ DENNIS S. BALDWIN Dennis S. Baldwin	Vice President and Controller (Principal Accounting Officer)
/s/ ERNIE L. DANNER Ernie L. Danner	Director

EXHIBIT INDEX

Exhibit No.	Description
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
ABS Operating Lease Facility
4.1
Indenture, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
4.2
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
4.3
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
4.4
Amendment Number 2 to Indenture, dated January 14, 2004, between BRL Universal Compression Funding I 2002, L.P., as Issuer, and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnesota, National Association), as Indenture Trustee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.6 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).
4.5
Amendment Number 3 to Indenture, dated as of July 16, 2004, between BRL Universal Compression Funding I 2002, L.P., and Wells Fargo Bank, National Association (successor by merger to Wells Fargo Bank Minnesota, National Association), as Indenture Trustee with respect to the ABS operating lease facility (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
7 1/4% Senior Notes due 2010
4.6
Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).

4.7
Specimen of Universal Compression, Inc.'s 71/4% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
ABS Lease Facility
10.1
Master Equipment Lease Agreement, dated December 31, 2002, between BRL Universal Compression Funding I 2002, L.P., as Head Lessor, and UCO Compression 2002 LLC, as Head Lessee, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.2
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
10.3
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
10.5
Head Lessee Security Agreement, dated December 31, 2002, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.7 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.6
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
10.8
Amendment Number 1 to the Head Lessee Security Agreement, dated January 14, 2004, between UCO Compression 2002, as Grantor, and BRL Universal Compression Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.17 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2004).

10.9
Amendment Number 2 to the Head Lessee Security Agreement, dated as of July 16, 2004, between UCO Compression 2002 LLC, as Grantor, and BRL Universal Funding I 2002, L.P., as Secured Party, with respect to the ABS operating lease facility (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
Bank Agreements
10.10
$650,000,000 Senior Secured Credit Agreement, dated as January 14, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Runners and Deutsche Bank Securities Inc. as Co-Arranger (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.11
Collateral Agreement, dated as of January 14, 2005, made by Universal Compression, Inc. and Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.12
Pledge and Security Agreement (Assignment of Pledged Securities), dated as of January 14, 2005, made by Universal Compression International, Inc., Enterra Compression Investment Company, Universal Compression Services, LLC and Universal Compression Canadian Holdings, Inc., as Pledgors to Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).
10.13*	Supplement to Collateral Agreement, dated as of February 15, 2005, made by Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent
10.14*
Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression International, Inc. and Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent
10.15*	Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent
Executive Compensation Plans and Arrangements
10.16†
Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.17†
Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).

10.18†
Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.19†
Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).
10.20†
Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.21†
Amendment Number Five to Incentive Stock Plan, dated July 23, 2004 (incorporated by reference to Exhibit 4.9 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).
10.22*†	Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors.
10.23*†	Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for employees.
10.24*†	Form of Incentive Stock Option Agreement under the Incentive Stock Option Plan.
10.25†
Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.26†
Amendment Number One to Restricted Stock Plan for Executive Officers, dated July 23, 2004 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).
10.27†
Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.28†
Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784) ).
10.29†
Universal Compression, Inc. Employees' Supplemental Savings Plan (incorporated by reference to Exhibit 10.42 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10.30†
Amendment Number One to Employees' Supplemental Savings Plan, dated January 1, 2002 (incorporated by reference to Exhibit 10.53 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.31†
Amendment Number Two to Employees' Supplemental Savings Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.13 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).

10.32†
Amendment Number Three to Employees' Supplemental Savings Plan, dated September 1, 2002 (incorporated by reference to Exhibit 10.35 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
10.33†
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
10.35†
Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.36†
Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.37†
Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10.38†	Summary of Officers' Incentive Plan for Fiscal Year 2005 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Form 8-K filed May 27, 2005).
10.39*†	Summary Compensation Sheet for Executive Officers and Directors
Registration Rights Agreements
10.40
Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.41
Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.42
Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.43
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