Form 10-Q
period 2005-06-30
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2005-08-05
CIK 1057233, 1057234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Numbers: 001-15843

333-48279

UNIVERSAL COMPRESSION HOLDINGS, INC.

UNIVERSAL COMPRESSION, INC.

(Exact name of registrants as specified in their charters)

DELAWARE	13-3989167
TEXAS	74-1282680
(States or Other Jurisdictions of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

4444 BRITTMOORE ROAD HOUSTON, TEXAS	77041
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 28, 2005, there were 32,222,857 shares of Universal Compression Holdings, Inc.’s common stock, $0.01 par value, outstanding and 4,910 shares of Universal Compression, Inc.’s common stock, $10.00 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,499	$38,723
Accounts receivable, net of allowance for bad debts of $3,244 and $2,747 as of June 30, 2005 and March 31, 2005, respectively	107,003	116,270
Current portion of notes receivable	121	129
Inventories, net of reserve for obsolescence of $11,305 and $10,981 as of June 30, 2005 and March 31, 2005, respectively	90,963	95,394
Current deferred tax asset	6,138	6,138
Other	12,946	13,206
Total current assets	253,670	269,860
Property, plant and equipment:
Contract compression equipment	1,510,204	1,485,637
Other property	155,007	141,114
Accumulated depreciation and amortization	(325,894)	(300,968)
Net property, plant and equipment	1,339,317	1,325,783
Goodwill	401,354	401,278
Notes receivable	1,088	1,038
Other non-current assets	20,251	24,799
Total assets	$2,015,680	$2,022,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$48,374	$57,942
Accrued liabilities	40,151	37,862
Unearned revenue	21,654	32,201
Accrued interest	2,529	5,619
Current portion of long-term debt and capital lease obligations	25,453	20,400
Total current liabilities	138,161	154,024
Capital lease obligations	305	347
Long-term debt	823,705	837,349
Non-current deferred tax liability	164,848	158,017
Derivative financial instruments used for hedging purposes	5,576	6,283
Other liabilities	7,059	5,066
Total liabilities	1,139,654	1,161,086
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	321	320
Treasury stock	(11)	(11)
Additional paid-in capital	753,481	751,898
Deferred compensation	(6,939)	(7,438)
Accumulated other comprehensive loss	(23,981)	(18,116)
Retained earnings	153,155	135,019
Total stockholders’ equity	876,026	861,672
Total liabilities and stockholders’ equity	$2,015,680	$2,022,758

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Revenue:
Domestic contract compression	$79,672	$70,973
International contract compression	30,300	22,746
Fabrication	55,836	57,362
Aftermarket services	41,876	33,793
Total revenue	207,684	184,874
Costs and expenses:
Domestic contract compression—direct costs	27,776	26,265
International contract compression—direct costs	7,907	4,913
Fabrication—direct costs	52,972	53,336
Aftermarket services—direct costs	33,047	26,612
Depreciation and amortization	25,633	22,673
Selling, general and administrative	20,438	18,215
Interest expense, net	12,460	16,817
Debt extinguishment costs	—	475
Gain on termination of interest rate swaps	—	(3,197)
Foreign currency gain	(837)	(358)
Other loss, net	352	417
Total costs and expenses	179,748	166,168
Income before income taxes	27,936	18,706
Income tax expense	9,800	6,921
Net income	$18,136	$11,785

Weighted average common and common equivalent shares outstanding:
Basic	31,800	31,248
Diluted	32,563	31,880

Earnings per share—Basic	$0.57	$0.38
Earnings per share—Diluted	$0.56	$0.37

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$18,136	$11,785
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	25,633	22,673
Non-cash gain from interest rate swap settlement	—	(3,197)
Loss on early extinguishment of debt	—	475
Loss on asset sales	457	287
Amortization of debt issuance costs	573	1,038
Amortization of deferred compensation	499	203
Deferred taxes provision	6,152	5,142
(Increase) decrease in receivables	9,267	(13,208)
(Increase) decrease in inventories	4,431	(4,898)
Decrease in accounts payables	(9,568)	(136)
Increase in accrued liabilities	2,512	2,649
Increase (decrease) in unearned revenue	(10,547)	1,817
Increase (decrease) in accrued interest	(3,090)	6,411
Decrease in other current assets and liabilities	(1,342)	(3,921)
Other	1,447	(2,768)
Net cash provided by operating activities	44,560	24,352
Cash flows from investing activities:
Additions to property, plant and equipment	(41,886)	(20,345)
Proceeds from sale of property, plant and equipment	4,400	1,910
Cash paid for acquisitions, net of cash acquired	—	(3,099)
Net cash used in investing activities	(37,486)	(21,534)
Cash flows from financing activities:
Principal repayments of long-term debt	(10,623)	(85,000)
Debt extinguishment premium and costs	—	(400)
Proceeds from common stock issuance	1,198	1,094
Payments on capital lease agreements	(156)	(1,294)
Net cash used in financing activities	(9,581)	(85,600)
Effect of exchange rate changes on cash and cash equivalents	283	(285)
Net decrease in cash and cash equivalents	(2,224)	(83,067)
Cash and cash equivalents at beginning of period	38,723	121,189
Cash and cash equivalents at end of period	$36,499	$38,122

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.     Basis of Presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression Holdings, Inc. (the “Company”) Annual Report on Form 10-K for the year ended March 31, 2005. That report contains a more comprehensive summary of the Company’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Company and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.

Earnings per share

Net income (loss) per share, basic and diluted, is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

The dilutive effect of stock options outstanding for the three months ended June 30, 2005 and 2004 were 763,000 shares and 632,000 shares, respectively.  For the three months ended June 30, 2005 and 2004, outstanding stock options of 192,000 and 574,000 shares, respectively, were excluded from the computation of diluted earnings per share as the options’ exercise prices were greater than the average market price of the common stock for such periods.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period classification.

Stock Options

In electing to follow Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” for stock-based compensation granted in 1998 and thereafter.   In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the three months ended June 30, 2005 and 2004 grants been measured under the fair value recognition provisions of SFAS No. 123.

The following table summarizes results as if the Company had recorded compensation expense under the provisions of SFAS No. 123 for the three months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$18,136	$11,785
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	324	128
Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,063)	(729)
Pro forma net income	$17,397	$11,184
Basic earnings per share:
As reported	$0.57	$0.38
Pro forma	$0.55	$0.36
Diluted earnings per share:
As reported	$0.56	$0.37
Pro forma	$0.53	$0.35

2.  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB 43, Chapter 4.”  SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25.  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  This statement will be effective for the Company beginning in fiscal year 2007.  The Company is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,” to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This statement will be effective for the Company beginning July 1, 2005.  The Company is currently evaluating the impact that SFAS No. 153 will have on its financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. Based upon the Company’s analysis of FSP No. 109-1, the Company does not expect to benefit from this special deduction for several more years.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, the Company’s consolidated financial statements do not reflect a provision for taxes related to this election.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective January 1, 2006.  The Company does not expect the adoption of this Interpretation will have a material effect on its consolidated financial statements.

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30, 2005	March 31, 2005

Raw materials	$63,900	$62,599
Work-in-progress	36,324	40,560
Finished goods	2,044	3,216
Total inventories	102,268	106,375
Reserve	(11,305)	(10,981)
Inventories, net	$90,963	$95,394

4.  Long-Term Debt

As of June 30, 2005, the Company had approximately $848.8 million in outstanding long-term debt obligations consisting of $399.0 million outstanding under the seven-year term loan, $173.4 million outstanding of 7 1/4% senior notes, $200.0 million outstanding under the asset-backed securitization lease facility (the “ABS Facility”), and $76.4 million outstanding under the revolving credit facility.

Maturities of long-term debt for the twelve months ended June 30 of the periods indicated are as follows (in thousands):

2006	$25,099
2007	25,099
2008	25,099
2009	25,099
2010	274,903
Thereafter	473,505
Total debt	$848,804

5.  Accounting for Interest Rate Swaps

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

In June 2004, the Company reduced the notional amount of the interest rate swap agreement that converts variable interest payments under the ABS Facility to fixed interest payments in connection with a debt repayment of $80.0 million.  In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swap agreement.  As of June 30, 2005, the Company had an interest rate swap agreement with a notional amount of $81.8 million related to the $200.0 million outstanding under the ABS Facility. The interest rate swap agreement terminates in February 2013 and has a fixed rate of 5.21%, resulting in a net effective interest rate of 6.48% (5.21% plus the 1.27% margin applicable under the ABS Facility).  In accordance with SFAS No. 133, the Company’s balance sheet at June 30, 2005 includes a $3.8 million noncurrent liability related to the interest rate swap agreement.

In January 2005, the Company entered into interest rate swap agreements to convert variable interest payments related to $300 million of the seven-year term loan to fixed interest payments. These interest rate swap agreements terminate in March 2010 and have a weighted average fixed rate of 4.02%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.77% (4.02% plus the 1.75% margin applicable under the new credit facility).  In accordance with SFAS No. 133, the Company’s balance sheet at June 30, 2005 includes a $0.2 million noncurrent liability related to these interest rate swap agreements.

These interest rate swap agreements, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged items and the interest rate swap agreements substantially coincide, the hedges are expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The Company has entered into interest rate swap agreements to hedge $100.0 million of our 7 1/4% senior notes.  The interest rate swap agreements are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.  The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet.  The Company’s balance sheet at June 30, 2005 includes a $1.6 million noncurrent liability related to these interest rate swap agreements.  The change in the debt’s fair value is also recorded, with the offset being recorded to income.  The interest rate swap agreements, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the three months ended June 30, 2005, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income.  Because the terms of the hedged item and the interest rate swap agreements substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

The counterparties to the Company’s interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

6.  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,
	2005	2004
Net income	$18,136	$11,785
Other comprehensive income, net of tax:
Interest rate swap agreement gain (loss)	(6,446)	4,529
Cumulative translation adjustment	581	(3,695)
Comprehensive income	$12,271	$12,619

For the three months ended June 30, 2005 the change in cumulative translation adjustment was primarily related to the translation of the balance sheets for the Company’s Brazil and Canada subsidiaries. For the three months ended June 30, 2004 the change in cumulative translation adjustment was primarily related to the translation of the balance sheets for the Company’s Canada and Argentina subsidiaries.

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

The following table presents unaudited revenue and gross profit by business segment for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
	2005	2004
Revenue:
Domestic contract compression	$79,672	$70,973
International contract compression	30,300	22,746
Fabrication	55,836	57,362
Aftermarket services	41,876	33,793
Total	$207,684	$184,874
Gross Profit:
Domestic contract compression	$51,896	$44,708
International contract compression	22,393	17,833
Fabrication	2,864	4,026
Aftermarket services	8,829	7,181
Total	$85,982	$73,748

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The table below presents unaudited revenue and gross profit by geographical location for the three months ended June 30, 2005 and 2004 (in thousands).  The basis of attributing revenue and gross profit to specific geographical locations is primarily based upon the geographical location of the sale, service or use of the assets.

	Three Months Ended June 30,
	2005	2004
Revenue:
United States	$140,522	$127,091
Canada	19,638	19,057
Latin America	37,701	22,097
Asia Pacific	9,823	16,629
Total	$207,684	$184,874
Gross Profit:
United States	$59,314	$52,072
Canada	6,643	4,590
Latin America	16,429	14,067
Asia Pacific	3,596	3,019
Total	$85,982	$73,748

8.  Commitments and Contingencies

In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company’s financial position, operating results or cash flows.

In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., (“GEPP”). As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. We assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of June 30, 2005, approximately $26.7 million of components and approximately $18.2 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP.  The unsatisfied portion of the purchase commitment is approximately $11.3 million.  GEPP could assert its right to enforce this obligation, but has not indicated any intention to do so at this time.  However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect the Company’s consolidated financial position, operating results or cash flows.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,499	$38,723
Accounts receivable, net of allowance for bad debts of $3,244 and $2,747 as of June 30, 2005 and March 31, 2005, respectively	107,003	116,270
Current portion of notes receivable	121	129
Inventories, net of reserve for obsolescence of $11,305 and $10,981 as of June 30, 2005 and March 31, 2005, respectively	90,963	95,394
Current deferred tax asset	6,138	6,138
Other	12,946	13,206
Total current assets	253,670	269,860
Property, plant and equipment:
Contract compression equipment	1,510,204	1,485,637
Other property	155,007	141,114
Accumulated depreciation and amortization	(325,894)	(300,968)
Net property, plant and equipment	1,339,317	1,325,783
Goodwill	401,354	401,278
Notes receivable	1,088	1,038
Other non-current assets	20,251	24,799
Total assets	$2,015,680	$2,022,758

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$48,374	$57,942
Accrued liabilities	40,151	37,862
Unearned revenue	21,654	32,201
Accrued interest	2,529	5,619
Current portion of long-term debt and capital lease obligations	25,453	20,400
Total current liabilities	138,161	154,024
Capital lease obligations	305	347
Long-term debt	823,705	837,349
Non-current deferred tax liability	164,848	158,017
Derivative financial instruments used for hedging purposes	5,576	6,283
Other liabilities	7,059	5,066
Total liabilities	1,139,654	1,161,086
Commitments and contingencies (Note 8)
Stockholder’s equity:
Common stock	49	49
Additional paid-in capital	739,376	737,293
Accumulated other comprehensive loss	(23,981)	(18,116)
Retained earnings	160,582	142,446
Total stockholder’s equity	876,026	861,672
Total liabilities and stockholder’s equity	$2,015,680	$2,022,758

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Revenue:
Domestic contract compression	$79,672	$70,973
International contract compression	30,300	22,746
Fabrication	55,836	57,362
Aftermarket services	41,876	33,793
Total revenue	207,684	184,874
Costs and expenses:
Domestic contract compression—direct costs	27,776	26,265
International contract compression—direct costs	7,907	4,913
Fabrication—direct costs	52,972	53,336
Aftermarket services—direct costs	33,047	26,612
Depreciation and amortization	25,633	22,673
Selling, general and administrative	20,438	18,215
Interest expense, net	12,460	16,817
Debt extinguishment costs	—	475
Gain on termination of interest rate swaps	—	(3,197)
Foreign currency gain	(837)	(358)
Other loss, net	352	417
Total costs and expenses	179,748	166,168
Income before income taxes	27,936	18,706
Income tax expense	9,800	6,921
Net income	$18,136	$11,785

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$18,136	$11,785
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	25,633	22,673
Non-cash gain from interest rate swap settlement	—	(3,197)
Loss on early extinguishment of debt	—	475
Loss on asset sales	457	287
Amortization of debt issuance costs	573	1,038
Amortization of deferred compensation	499	203
Deferred taxes provision	6,152	5,142
(Increase) decrease in receivables	9,267	(13,208)
(Increase) decrease in inventories	4,431	(4,898)
Decrease in accounts payable	(9,568)	(136)
Increase in accrued liabilities	2,512	2,649
Increase (decrease) in unearned revenue	(10,547)	1,817
Increase (decrease) in accrued interest	(3,090)	6,411
Decrease in other current assets and liabilities	(1,342)	(3,921)
Other	1,447	(2,768)
Net cash provided by operating activities	44,560	24,352
Cash flows from investing activities:
Additions to property, plant and equipment	(41,886)	(20,345)
Proceeds from sale of property, plant and equipment	4,400	1,910
Cash paid for acquisitions, net of cash acquired	—	(3,099)
Net cash used in investing activities	(37,486)	(21,534)
Cash flows from financing activities:
Principal repayments of long-term debt	(10,623)	(85,000)
Debt extinguishment premium and costs	—	(400)
Capital contributions from stockholder	1,198	1,094
Payments on capital lease agreements	(156)	(1,294)
Net cash used in financing activities	(9,581)	(85,600)
Effect of exchange rate changes on cash and cash equivalents	283	(285)
Net decrease in cash and cash equivalents	(2,224)	(83,067)
Cash and cash equivalents at beginning of period	38,723	121,189
Cash and cash equivalents at end of period	$36,499	$38,122

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.        Basis of Presentation

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Universal Compression, Inc. (“Universal”) Annual Report on Form 10-K for the year ended March 31, 2005. That report contains a more comprehensive summary of Universal’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of Universal and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period classification.

Stock Options

In electing to follow Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” for expense recognition purposes, Universal is obligated to provide the expanded disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” for stock-based compensation granted in 1998 and thereafter.   In addition, if materially different from reported results, Universal is obligated to disclose pro forma net income had compensation expense relating to the three months ended June 30, 2005 and 2004 grants been measured under the fair value recognition provisions of SFAS No. 123.

The following table summarizes results as if Universal had recorded compensation expense under the provisions of SFAS No. 123 for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$18,136	$11,785
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	324	128
Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,063)	(729)
Pro forma net income	$17,397	$11,184

2.  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB 43, Chapter 4.”  SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Universal is currently evaluating the impact that SFAS No. 151 will have on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25.  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  This statement will be effective for Universal beginning in fiscal year 2007.  Universal is currently evaluating the impact that SFAS No. 123R will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” to address the measurement of exchanges of nonmonetary assets.  SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This statement will be effective for Universal beginning July 1, 2005.  Universal is currently evaluating the impact that SFAS No. 153 will have on its financial statements.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. Based upon Universal’s analysis of FSP No. 109-1, Universal does not expect to benefit from this special deduction for several more years.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Universal has not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, Universal’s consolidated financial statements do not reflect a provision for taxes related to this election.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective January 1, 2006.  Universal does not expect the adoption of this Interpretation will have a material effect on its consolidated financial statements.

3.  Inventories, Net

Inventories, net consisted of the following (in thousands):

	June 30, 2005	March 31, 2005

Raw materials	$63,900	$62,599
Work-in-progress	36,324	40,560
Finished goods	2,044	3,216
Total inventories	102,268	106,375
Reserve	(11,305)	(10,981)
Inventories, net	$90,963	$95,394

4.  Long-Term Debt

As of June 30, 2005, Universal had approximately $848.8 million in outstanding long-term debt obligations consisting of $399.0 million outstanding under the seven-year term loan, $173.4 million outstanding of 7 1/4% senior notes, $200.0 million outstanding under the asset-backed securitization lease facility (the “ABS Facility”), and $76.4 million outstanding under the revolving credit facility.

Maturities of long-term debt for the twelve months ended June 30 of the periods indicated are as follows (in thousands):

2006	$25,099
2007	25,099
2008	25,099
2009	25,099
2010	274,903
Thereafter	473,505
Total debt	$848,804

5.  Accounting for Interest Rate Swaps

In accordance with SFAS No. 133 “Accounting for Derivative and Hedging Activities,” as amended (SFAS No. 133), all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

In June 2004, Universal reduced the notional amount of the interest rate swap agreement that converts variable interest payments under the ABS Facility to fixed interest payments in connection with a debt repayment of $80.0 million.  In accordance with SFAS No. 133, Universal recorded a gain of $3.2 million to earnings that had previously been recorded in other comprehensive income as a result of the reduction in the notional amount of such interest rate swap agreement.  As of June 30, 2005, Universal had an interest rate swap agreement with a notional amount of $81.8 million related to the $200.0 million outstanding under the ABS Facility. The interest rate swap agreement terminates in February 2013 and has a fixed rate of 5.21%, resulting in a net effective interest rate of 6.48% (5.21% plus the 1.27% margin applicable under the ABS Facility).  In accordance with SFAS No. 133, Universal’s balance sheet at June 30, 2005 includes a $3.8 million noncurrent liability related to the interest rate swap agreement.

In January 2005, Universal entered into interest rate swap agreements to convert variable interest payments related to $300 million of the seven-year term loan to fixed interest payments. These interest rate swap agreements terminate in March 2010 and have a weighted average fixed rate of 4.02%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.77% (4.02% plus the 1.75% margin applicable under the new credit facility).  In accordance with SFAS No. 133, Universal’s balance sheet at June 30, 2005 includes a $0.2 million noncurrent liability related to these interest rate swap agreements.

These interest rate swap agreements, which Universal has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in other comprehensive income or loss. Because the terms of the hedged items and the interest rate swap agreements substantially coincide, the hedges are expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

Universal has entered into interest rate swap agreements to hedge $100.0 million of our 7 1/4% senior notes.  The interest rate swap agreements are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate.  The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet.  Universal’s balance sheet at June 30, 2005 includes a $1.6 million noncurrent liability related to these interest rate swap agreements.  The change in the debt’s fair value is also recorded, with the offset being recorded to income.  The interest rate swap agreements, which Universal has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in income. For the three months ended June 30, 2005, the change in the debt’s fair value and the change in the swaps’ fair value exactly offset and did not impact net income.  Because the terms of the hedged item and the interest rate swap agreements substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, Universal currently does not expect any ineffectiveness.

The counterparties to Universal’s interest rate swap agreements are major international financial institutions. Universal monitors the credit quality of these financial institutions and does not expect non-performance by them.

6.  Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,
	2005	2004
Net income	$18,136	$11,785
Other comprehensive income, net of tax:
Interest rate swap agreements gain (loss)	(6,446)	4,529
Cumulative translation adjustment	581	(3,695)
Comprehensive income	$12,271	$12,619

For the three months ended June 30, 2005 the change in cumulative translation adjustment was primarily related to the translation of the balance sheets for Universal’s Brazil and Canada subsidiaries. For the three months ended June 30, 2004 the change in cumulative translation adjustment was primarily related to the translation of the balance sheets for Universal’s Canada and Argentina subsidiaries.

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

The following table presents unaudited revenue and gross profit by business segment for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
	2005	2004
Revenue:
Domestic contract compression	$79,672	$70,973
International contract compression	30,300	22,746
Fabrication	55,836	57,362
Aftermarket services	41,876	33,793
Total	$207,684	$184,874
Gross Profit:
Domestic contract compression	$51,896	$44,708
International contract compression	22,393	17,833
Fabrication	2,864	4,026
Aftermarket services	8,829	7,181
Total	$85,982	$73,748

No one customer accounted for more than 10% of total revenue for any of the periods presented.

The table below presents unaudited revenue and gross profit by geographical location for the three months ended June 30, 2005 and 2004 (in thousands).  The basis of attributing revenue and gross profit to specific geographical locations is primarily based upon the geographical location of the sale, service or use of the assets.

	Three Months Ended June 30,
	2005	2004
Revenue:
United States	$140,522	$127,091
Canada	19,638	19,057
Latin America	37,701	22,097
Asia Pacific	9,823	16,629
Total	$207,684	$184,874
Gross Profit:
United States	$59,314	$52,072
Canada	6,643	4,590
Latin America	16,429	14,067
Asia Pacific	3,596	3,019
Total	$85,982	$73,748

8.  Commitments and Contingencies

In the ordinary course of business, Universal is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on Universal’s financial position, operating results or cash flows.

In December 1999, Weatherford Global sold the assets and properties of its Gemini compressor business in Corpus Christi, Texas to GE Packaged Power, L.P., (“GEPP”). As part of that sale, Weatherford Global entered into an agreement to purchase from GEPP $38.0 million of compressor components over five years and $3.0 million of parts over three years, and GEPP agreed to provide compressors to Weatherford Global during that time period at negotiated prices. Universal assumed this obligation in connection with our acquisition of Weatherford Global in February 2001. As of June 30, 2005, approximately $26.7 million of components and approximately $18.2 million of parts have been purchased from GEPP. As a result of GEPP product performance issues, we have been unable to satisfy and have not satisfied in full our purchase commitment in respect of components under this agreement with GEPP.  The unsatisfied portion of the purchase commitment is approximately $11.3 million.  GEPP could assert its right to enforce this obligation, but has not indicated any intention to do so at this time.  However, if GEPP should seek to enforce this obligation, we believe we have valid defenses and counter claims and would aggressively defend against such enforcement and pursue such counter claims.

Universal has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would materially affect Universal’s consolidated financial position, operating results or cash flows.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The terms “our,” “Company,” “we” and “us” when used in this report refer to Universal Compression Holdings, Inc. and its subsidiaries, including Universal Compression, Inc. and its subsidiaries, as a combined entity, and its predecessors. The term “Universal” refers to Universal Compression, Inc. and its subsidiaries, as a combined entity.

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

•                                          anticipated cost savings, future revenue, gross profits, EBITDA, as adjusted, and other financial or operational measures related to our business and our primary business segments; and

•                                          plans and objectives of our management for our future operations.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. These forward looking statements are also affected by the risk factors and forward looking statements described in our Annual Report on Form 10-K for the year ended March 31, 2005 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•                                          conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact of the price of natural gas;

•                                          the ability of our competitors to capture market share and our ability to retain or increase our market share;

•                                          changes in political or economic conditions in key operating markets, including international markets;

•                                          changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

•                                          introduction of competing technologies by us or by other companies;

•                                          our ability to retain and grow our customer base;

•                                          our level of indebtedness and ability to fund our business;

•                                          currency exchange rate fluctuations;

•                                          employment workforce factors, including loss of key employees;

•                                          liability claims related to the use of our products and services;

•                                          our ability to implement and effect price increases for our products and services;

•                                          our ability to manage the rising costs and availability of components and materials from our vendors;

•                                          changes in our strategic direction;

•                                          changes in laws or regulatory conditions in the U.S. and other countries in which we operate;

•                                          our ability to timely, properly and cost-effectively implement our enterprise resource planning (“ERP”) system; and

•                                          our ability to accurately make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures.

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

General

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, and the notes thereto, appearing elsewhere in this report, as well as the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  See “Item 1. Financial Statements — footnote 1, Basis of Presentation” in this report.

Overview

General

We provide a full range of natural gas compression services, including sales, operations, maintenance and fabrication services and products to the natural gas industry, both domestically and internationally.  Through our core business, contract compression, and our fleet as of June 30, 2005 of approximately 7,000 compressor units comprising approximately 2.5 million horsepower, we provide natural gas compression to domestic and international customers. Through our equipment fabrication business we design, engineer and assemble natural gas compressors for sale to third parties and for use in our contract compression fleet. Through our aftermarket services business, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users and, sometimes in the case of declining reservoir pressure, in order to be produced from the wellhead itself.  Our customers consist primarily of domestic and international oil and gas companies, international state-owned oil and gas companies, large and small independent producers and natural gas processors, gatherers and pipelines.

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

Industry Conditions and Trends

Generally, the worldwide natural gas industry continued to exhibit strength during our first fiscal quarter, as evidenced by continued strong demand for our compression services and products.

Company Performance Trends and Fiscal Year 2006 Outlook

We continue to expect strong demand in the contract compression segment to support an average utilization rate in the low 90% range, as well as a stable price environment.  While domestic contract compression gross margin is expected to stay within its historical range, we still expect our international contract compression gross margin to remain in the mid-70% range.  Additionally, we continue to selectively add new large-horsepower units to our contract compression fleet to meet customer requirements in both domestic and international markets.

Customer demand is expected to support continued revenue growth in our aftermarket services segment.  We expect aftermarket services gross margins to remain within its historical range.

We continue to expect solid customer demand in our fabrication segment, however, segment revenue is likely to be lower and gross margins higher in fiscal year 2006 than in fiscal year 2005 as we continue to implement our process improvements, maintain more rigorous pricing discipline and focus on more standard compression packages.  Although this segment experienced $2.8 million in warranty and start-up expenses during this first fiscal quarter related to packages shipped in fiscal year 2005, we believe we have resolved or appropriately reserved for those issues and do not expect to incur similar costs in the future, primarily as a result of the process improvements and the other changes referred to above.

We are investing in key initiatives to help support the future growth of our company.  These initiatives include an increased marketing and business development commitment targeted at aftermarket service and international expansion, and our new company-wide ERP system, which is being implemented during fiscal 2006.

Challenges and Uncertainties

Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in our on-going international expansion continue to represent key challenges and uncertainties.  Additionally, the fiscal year 2006 implementation of our ERP system is anticipated to have a continuing impact on our selling, general and administrative expenses until implementation is completed.  Moreover, implementation problems, if encountered, could negatively impact our business by disrupting our operations.  Although we currently have no reason to believe that any such significant implementation problems will occur, there are inherent limitations in our ability to predict and plan for these risks and estimate the magnitude of their impact.  Consequently, it is possible that the occurrence of a significant implementation problem could be material to our business operations.

Financial Highlights

Some of the more significant financial items for the three months ended June 30, 2005, as compared to the prior year period, which are discussed below in “Financial Results of Operations,” were as follows:

•                  Net Income.  Net income for the three months ended June 30, 2005 increased by $6.4 million, or 53.9%.

•                  Higher Revenue.  Total revenue was higher by $22.8 million, or 12.3%, for the three months ended June 30, 2005 due to higher levels of activity within the contract compression and aftermarket services segments.

•                  Lower Interest Expense.  Interest expense was lower by $4.4 million, or 25.9%, for the three months ended June 30, 2005 primarily from the refinancing of $400.0 million of long term debt in February 2005.

•                  Higher Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $3.0 million, or 13.1%, due primarily to on-going capital additions, consisting primarily of additions to our compression fleet and compressor overhauls, and the acquisition of an additional contract compression fleet in Canada in November 2004.

•                  Lower Fabrication Gross Margin.  Fabrication gross margin declined from 7.0% to 5.1% primarily as a result of the $2.8 million of warranty and start-up expenses recorded for certain relatively complex packages shipped in fiscal year 2005.

•                  Higher Selling, General and Administrative Expense.  Selling, general and administrative expense (“SG&A”) increased by $2.2 million, or 12.2%, due primarily to our on-going investment in our international infrastructure, growing international revenue taxes, which are classified as SG&A, increased marketing and business development activities and costs associated with the implementation of our ERP system. SG&A expenses represented 10% of total revenues for both periods.

Operating Highlights

The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended
	June 30, 2005	March 31, 2005	June 30, 2004
	(Horsepower in thousands)
Total Available Horsepower (at period end):
Domestic contract compression	1,921	1,925	1,899
International contract compression	566	544	424
Total	2,487	2, 469	2,323

Average Contracted Horsepower:
Domestic contract compression	1,740	1,717	1,626
International contract compression	513	484	388
Total	2,253	2,201	2,014

Horsepower Utilization:
Spot (at period end)	91.4%	90.4%	87.6%
Average	90.7%	90.0%	86.7%

	June 30, 2005	March 31, 2005	June 30, 2004
		(In millions)
Fabrication Backlog	$72.8	$68.7	$80.7

Domestic available horsepower remained relatively stable for the quarter ended June 30, 2005 from March 31, 2005.  The increase in international horsepower was primarily attributable to horsepower that was added in Latin America.

Domestic average contracted horsepower increased by 1.3% for the quarter ended June 30, 2005 compared to March 31, 2005.  International average contracted horsepower increased by 6.0% for the quarter ended June 30, 2005 compared to March 31, 2005. These increases were primarily attributable to higher customer demand.

Fabrication backlog fluctuates period to period due to, among other things, the timing of the receipt of orders placed by customers and the timing of revenue recognition.  The backlog of fabrication projects at July 28, 2005 was approximately $106.8 million.  A majority of the backlog is expected to be completed within a 180-day period.

Financial Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

The following table summarizes the results of operations for each of the Company and Universal:

	Three Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Revenue:
Domestic contract compression	$79,672	$70,973
% of revenue	38.3%	38.4%
International contract compression	$30,300	$22,746
% of revenue	14.6%	12.3%
Fabrication	$55,836	$57,362
% of revenue	26.9%	31.0%
Aftermarket services	$41,876	$33,793
% of revenue	20.2%	18.3%
Total revenue	$207,684	$184,874
Gross profit:
Domestic contract compression	$51,896	$44,708
International contract compression	22,393	17,833
Fabrication	2,864	4,026
Aftermarket services	8,829	7,181
Total gross profit	$85,982	$73,748
Gross margin:
Domestic contract compression	65.1%	63.0%
International contract compression	73.9%	78.4%
Fabrication	5.1%	7.0%
Aftermarket services	21.1%	21.2%
Total gross margin	41.4%	39.9%
Expenses:
Depreciation and amortization	$25,633	$22,673
Selling, general and administrative	20,438	18,215
Interest expense, net	12,460	16,817
Foreign currency gain	(837)	(358)
Other loss, net	352	417
Debt extinguishment costs	—	475
Gain on termination of interest rate swaps	—	(3,197)
Income tax expense	9,800	6,921
Net income	$18,136	$11,785

Revenue.  Domestic contract compression revenue increased due to higher average contract rates and increased contracted horsepower in the three months ended June 30, 2005.  International contract compression revenue increased primarily as a result of additional revenue from the acquisition of an additional contract compression fleet in Canada and additional compression business in Argentina and Mexico, which contributed to increases of $3.6 million, $2.0 million and $1.0 million, respectively.  Fabrication revenue remained relatively stable for both periods.  Aftermarket services revenue was higher due primarily to increased customer demand within the United States ($5.2 million), Latin America ($2.0 million) and Canada ($0.9 million).

Gross Profit.  The increase in gross profit (defined as total revenues less direct costs) for the three months ended June 30, 2005 compared to the prior year period was primarily attributable to revenue increases discussed above for domestic and international contract compression and aftermarket services.  The decreased gross profit experienced in fabrication was primarily due to warranty and start up costs on certain relatively complex projects.

Gross Margin.  The increase in domestic contract compression gross margin is primarily attributable to a price increase initiated during the three months ended June 30, 2005 and reduced repair and maintenance costs.  The decrease in international contract compression gross margin is primarily attributable to increased repair and maintenance costs in Latin America.  The lower fabrication gross margin primarily resulted from the above-mentioned increase in warranty and start-up costs.  Gross margin for aftermarket services remained relatively stable for both periods.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the three months ended June 30, 2005 compared to the prior year period primarily resulted from on-going capital additions, consisting primarily of additions to our contract compression fleet and compressor overhauls, and the acquisition of the contract compression fleet in Canada in November 2004.

Selling, General and Administrative Expenses.  The increase in SG&A expenses for the three months ended June 30, 2005 relates to the increased expenses within the United States of $1.3 million due primarily to increased marketing and business development activities and the on-going implementation of an ERP system.  SG&A expenses in Latin America increased $1.0 million due to our on-going investment in our international infrastructure and growing international revenue taxes, which are classified as SG&A.  SG&A expenses represented 10% of total revenues for both periods.

Earnings Before Interest, Taxes, Depreciation and Amortization, (“EBITDA”), as adjusted.  EBITDA, as adjusted, for the three months ended June 30, 2005 was $65.2 million compared to $55.1 million for the prior year period.  The increase in EBITDA of 18.3% from the prior year period is primarily attributable to the revenue increases discussed above for domestic and international contract compression and aftermarket services.  EBITDA, as adjusted, is defined, discussed and reconciled to net income on page 27 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense, Net.  The decrease in interest expense for the three months ended June 30, 2005 is primarily related to the Company’s debt refinancing activities.  The lower interest rates resulting from the refinancing of $400.0 million of long term debt in February 2005 reduced interest expense by $5.2 million.  This decrease was partially offset by an increase in interest expense of $0.8 million relating to amounts outstanding under our revolving credit facility.

Gain on Termination of Interest Rate Swaps. A $3.2 million gain on the termination of interest rate swaps was recognized for the three months ended June 30, 2004.  This gain was the result of reducing the notional amount of interest rate swaps by $84.8 million on our ABS Facility in connection with a principal reduction of $80.0 million in June 2004.

Income Tax Expense.  The increase in income tax expense for the three months ended June 30, 2005 is primarily related to the higher income before income taxes, partially offset by a decrease in the effective tax rate in the current period due to an increasing percentage of earnings from international locations, which is typically taxed at a slightly lower rate.

Liquidity and Capital Resources

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures, capital expenditures and long-term debt repayments.  The following table summarizes our sources and uses of cash for the three months ended June 30, 2005 and 2004, and our cash and working capital as of the end of such periods (in thousands):

	Three Months Ended June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$44,560	$24,352
Investing activities	$(37,486)	$(21,534)
Financing activities	$(9,581)	$(85,600)

	As of June 30,
	2005	2004
Cash	$36,499	$38,122
Working capital, net of cash	$79,010	$76,226

Overview.  Net cash used in investing and financing activities exceeded net cash provided by operating activities by $2.5 million for the three months ended June 30, 2005 primarily as a result of $41.9 million of capital expenditures, as discussed below.  As a result, the cash balance of $38.7 million at March 31, 2005 declined to $36.5 million at June 30, 2005.  For the three months ended June 30, 2004, net cash used in investing and financing activities exceeded net cash provided by operating activities by $82.8 million.

Operations. Net cash provided by operating activities increased $20.2 million for the three months ended June 30, 2005 compared to the prior year three month period primarily as a result of increased earnings and changes in working capital.

Capital Expenditures.  Capital expenditures for the three months ended June 30, 2005 were $41.9 million consisting of $24.7 million for fleet additions, $11.1 million for compressor overhauls, $1.4 million for service trucks and $4.7 million for machinery, equipment, information technology equipment and other items.  Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements.  We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $125 million to $140 million for the fiscal year ending March 31, 2006, including approximately $40 million for compression fleet maintenance capital.

Long-term Debt. As of June 30, 2005, we had approximately $848.8 million in outstanding long-term debt obligations consisting of $399.0 million outstanding under the seven-year term loan, $173.4 million outstanding of 7 1/4% senior notes, $200.0 million outstanding under the ABS Facility, and $76.4 million outstanding under the revolving credit facility.

The maturities of this debt for the twelve months ended June 30 of the periods indicated are shown below (in thousands).  We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2006	$25,099
2007	25,099
2008	25,099
2009	25,099
2010	274,903
Thereafter	473,505
Total debt	$848,804

Historically, we have financed capital expenditures with net cash provided by operating and financing activities.  Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 fiscal year.  To the extent that net cash provided by operating activities is not sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 fiscal year, we may borrow additional funds under our revolving credit facility or we may obtain additional debt or equity financing.

Debt Covenants and Availability.  Covenants in our credit facilities require that we maintain various financial ratios, including a collateral coverage ratio (market value of domestic compression collateral to amount of indebtedness outstanding under our new credit facility) of greater than or equal to 1.25 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1.   As of June 30, 2005, we and our subsidiaries were in compliance with all of the financial covenants.

As of June 30, 2005, due to restrictive covenants and after giving effect to $23.0 million of outstanding letters of credit under our financing documents, we had an aggregate unused credit availability of approximately $121.9 million from our revolving credit facility.

THE COMPANY’S DEFINITION, RECONCILIATION

AND USE OF EBITDA, AS ADJUSTED

EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swaps), depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs) and extraordinary gains or losses.

EBITDA, as adjusted, represents a measure upon which management assesses performance and, as such, we believe that the generally accepted accounting principle (“GAAP”) measure most directly comparable to it is net income or net loss.  The following table reconciles our EBITDA, as adjusted, to net income (in thousands):

	Three Months Ended June 30,
	2005	2004
EBITDA, as adjusted	$65,192	$55,116
Depreciation and amortization	(25,633)	(22,673)
Interest expense, net	(12,460)	(16,817)
Debt extinguishment costs	—	(475)
Gain on termination of interest rate swaps	—	3,197
Foreign currency gain	837	358
Income tax expense	(9,800)	(6,921)
Net income	$18,136	$11,785

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

Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of the Company’s performance because this measure excludes certain material items.  Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows.  We do not use EBITDA, as adjusted, in this way because it excludes interest and income tax payments and changes in working capital accounts and therefore we urge the readers of our financial statements to not use the measure in this way either.  Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results.  Management mitigates this limitation by reviewing and disclosing the Company’s capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate the Company.

EBITDA, as adjusted, is not a measure of financial performance under GAAP and should not be considered an alternative to net income as an indicator of our operating performance or to net cash provided by operating activities as a measure of our liquidity.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

The interest rate under our revolving credit facility, which had $76.4 million outstanding as of June 30, 2005, is based upon, at our option, either a base rate plus an applicable margin, which varies from 0.25% to 1.25% based on our leverage ratio, or the one, two, three or six month LIBOR, plus an applicable margin which varies from 1.25% to 2.25% based on our leverage ratio.  At July 28, 2005, the applicable rate was the one month LIBOR, which was 3.69% and the applicable margin was 1.5%.

At June 30, 2005, $99.0 million of the $399.0 million outstanding under the seven-year term loan remained floating.  The remaining $300.0 million outstanding under the seven-year term loan is subject to interest rate swap agreements, which are described below in “Interest Rate Swap Arrangements.”  This facility provides, at our option, for interest at a base rate plus an applicable margin of either 0.50% or 0.75% depending on our rating from S&P and Moodys, or the one, two, three or six month LIBOR, plus a margin of either 1.50% or 1.75% depending on the rating from S&P and Moodys. At July 28, 2005, the applicable rate was the one month LIBOR, which was 3.69%, and the applicable margin was 1.75%.

Also at June 30, 2005, $118.2 million of our ABS Facility was subject to a variable interest rate based on the one month LIBOR, which was 3.69% at July 28, 2005, plus 1.27%. The remaining $81.8 million is subject to an interest rate swap agreement, which is described below in “Interest Rate Swap Arrangements.”

In addition, $100 million of our 7 1/4% senior notes are subject to interest rate swap agreements which convert the fixed rate to a variable rate. The variable rate under these interest rate swap agreements is six month LIBOR, payable in arrears, plus an average applicable margin of 3.21%. At July 28, 2005, the six month LIBOR was 4.17%.

As of June 30, 2005, approximately $393.6 million of our outstanding indebtedness and other obligations bore interest at floating rates and a 1.0% increase in interest rates would result in an approximate $3.9 million annual increase in our interest expense.

Interest Rate Swap Arrangements

We are also a party to interest rate swap agreements which are recorded at fair-market value in our financial statements.  A change in the underlying interest rates may also result in a change in their recorded value.

At June 30, 2005, the notional amount of the interest rate swap agreement related to our ABS Facility was $81.8 million and the fair market value of this interest rate swap agreement was a liability of approximately $3.8 million, which was recorded as a noncurrent liability. The interest rate swap agreement terminates in February 2013. The fixed rate of this swap agreement is 5.21%, for an all-in fixed rate of 6.48% on this portion of the ABS Facility, inclusive of the ABS Facility’s applicable margin of 1.27%.

At June 30, 2005, the notional amount of the interest rate swap agreements related to the seven-year term loan was $300.0 million. The fair market value of these interest rate swap agreements was a liability of approximately $0.2 million, which was recorded as a noncurrent liability.  The interest rate swap agreements terminate in March 2010.  The weighted average fixed rate of these interest rate swap agreements is 4.02%, for an all-in weighted average fixed rate of 5.77% on this portion of the term loan, inclusive of the term loan’s applicable margin of 1.75%.

As noted above, the notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100 million.  The fair market value of these interest rate swap agreements at June 30, 2005, was a liability of approximately $1.6 million.  These interest rate swap agreements terminate in May 2010.

Foreign Currency Exchange Rates

To minimize any significant foreign currency credit risk, we generally contractually require that payment by our customers be made in U.S. dollars. If payment is not made in U.S. dollars, we generally utilize the exchange rate into U.S. dollars on the payment date and balance payments in local currency against local expenses.

ITEM 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Company and Universal management, including the Chief Executive Officer and Chief Financial Officer of the Company and of Universal, evaluated as of the end of the period covered by this report, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company and Universal concluded that their disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by the Company and Universal in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s or Universal’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

ITEM 6.  Exhibits

(a)      Exhibits.

Exhibit No.	Description

10.1

Amendment Number 1 to Insurance and Indemnity Agreement, dated as of June 28, 2005 by and among BRL Universal Compression Funding I 2002, L.P., Ambac Assurance Corporation, Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association.

10.2

Amendment Number 4 to Indenture, dated as of June 28, 2005 by and between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association.

10.3	Amendment Number 3 to Head Lessee Security Agreement dated as of June 28, 2005 by and between BRL Universal Compression Funding I 2002, L.P. and UCO Compression 2002 LLC.

31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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

UNIVERSAL COMPRESSION HOLDINGS, INC.

Date: August 5, 2005	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson,
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

UNIVERSAL COMPRESSION, INC.

	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson,
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amendment Number 1 to Insurance and Indemnity Agreement, dated as of June 28, 2005 by and among BRL Universal Compression Funding I 2002, L.P., Ambac Assurance Corporation, Universal Compression, Inc., UCO Compression 2002 LLC and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association.

10.2

Amendment Number 4 to Indenture, dated as of June 28, 2005 by and between BRL Universal Compression Funding I 2002, L.P. and Wells Fargo Bank, National Association, successor by merger to Wells Fargo Bank Minnesota, National Association.

10.3	Amendment Number 3 to Head Lessee Security Agreement dated as of June 28, 2005 by and between BRL Universal Compression Funding I 2002, L.P. and UCO Compression 2002 LLC.

31.1	Certification of the Chief Executive Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of Universal Compression Holdings, Inc. pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.3	Certification of the Chief Executive Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.4	Certification of the Chief Financial Officer of Universal Compression, Inc. pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

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