Form 10-KT
period 2005-12-31
UNIVERSAL COMPRESSION INC; UNIVERSAL COMPRESSION HOLDINGS INC
filed 2006-03-03
CIK 1057233, 1057234

Use these links to rapidly review the document
Table of Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
or
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2005 to December 31, 2005
Commission file nos.:	001-15843 333-48279

Universal Compression Holdings, Inc.
Universal Compression, Inc.
(Exact name of Registrants as Specified in Their Charters)

Delaware Texas	13-3989167 74-1282680
(States or Other Jurisdictions of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)
4444 Brittmoore Road, Houston, Texas	77041-8004
(Address of Principal Executive Offices)	(Zip Code)
(713) 335-7000
(Registrants' telephone number, including area code)

Securities of Universal Compression Holdings, Inc. Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange, Inc
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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☒ No ☐ (Universal Compression Holdings, Inc.)

Yes ☐ No ☒ (Universal Compression, Inc.)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act.

Yes ☐ No ☒ (Universal Compression Holdings, Inc.)

Yes ☐ No ☒ (Universal Compression, Inc.)

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Universal Compression Holdings, Inc.)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Universal Compression, Inc.)

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the Common Stock of Universal Compression Holdings, Inc. held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2005) was approximately $1.0 billion. For purposes of the above statements only, all directors, executive officers and 10% stockholders are assumed to be affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

        The number of shares of the Common Stock of Universal Compression Holdings, Inc. outstanding as of February 22, 2006: 29,878,363 shares. All 4,910 outstanding shares of common stock of Universal Compression, Inc., par value $10.00 per share, are owned by Universal Compression Holdings, Inc.

Documents Incorporated by Reference

        Portions of Universal Compression Holdings, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on April 19, 2006 are incorporated by reference into Part III, as indicated herein.

The Index to Exhibits is on page 40.

PART I

        The terms "our," "Company," "we" and "us" when used in this report refer to Universal Compression Holdings, Inc. ("Holdings") and Universal Compression, Inc. ("Universal") and their subsidiaries.

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

  •
  anticipated cost savings; future revenue; gross profits; EBITDA, as adjusted, and other financial measures related to our business and our primary business segments;

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

  •
  currency exchange rate fluctuations;

  •
  employment workforce factors, including our ability to hire, train and retain key employees; and

  •
  liability claims related to the use of our products and services.

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

ITEM 1. Business

General

        We are the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of December 31, 2005 of approximately 7,100 compressor units comprising approximately 2.5 million horsepower. We provide a full range of natural gas compression services and products, including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

        We operate in four primary business segments: domestic contract compression, international contract compression, fabrication and aftermarket services. Our core business, contract compression, involves providing natural gas compression services to customers utilizing our compression equipment. By outsourcing their compression needs, we believe our contract compression customers generally are able to increase their revenue by producing a higher volume of natural gas through decreased compression downtime. Outsourcing allows our customers to reduce their operating costs, maintenance costs, capital investments and more efficiently meet their changing compression needs.

        In addition to contract compression, we provide a broad range of compression services and products to customers who own their compression equipment or use equipment provided by other companies. Our fabrication business involves the design, engineering and assembly of natural gas compressors for sale to third parties or for use in our contract compression fleet. Our ability to fabricate compressors ranging in size from under 100 horsepower to over 5,000 horsepower enables us to provide compressors that are used in all facets of natural gas production, transmission, storage and distribution. Our aftermarket services business sells parts and components, and provides maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. Our ability to provide a full range of compression services and products broadens our customer relationships and helps us identify potential new customers and cross-selling opportunities with existing customers. As the compression needs of our customers increase due to the growing demand for natural gas throughout the world, we believe our geographic scope and broad range of compression services and products will enable us to participate in that growth.

        We maintain 19 field service locations throughout the United States at which we service and overhaul compression equipment. These locations provide a base from which we deploy operating personnel to service and overhaul our compression equipment and the equipment of customers who either own their own compression equipment or use equipment provided by other companies. We operate internationally in Argentina, Australia, Bolivia, Brazil, Canada, China, Colombia, Indonesia, Mexico, Peru, Russia, Thailand, Tunisia and Venezuela. Financial information about our business segments and the geographic locations in which we operate is provided in Note 14 to the financial statements included in Part II, Item 8 ("Financial Statements and Supplementary Data") of this report. Our principal corporate office is located at 4444 Brittmoore Road, Houston, Texas 77041.

        Holdings is a Delaware corporation and a holding company that conducts operations through our wholly-owned subsidiary, Universal, a Texas corporation incorporated in 1954. Holdings was formed on December 12, 1997 for the purpose of acquiring Universal's predecessor, Tidewater Compression Service, Inc. ("TCS") from Tidewater, Inc. Upon completion of the acquisition on February 20, 1998, TCS became our wholly-owned subsidiary and changed its name to Universal Compression, Inc. Through this subsidiary, our gas compression service operations date back to 1954. Holdings completed an initial public offering of shares of common stock in June 2000. Primarily during the two year period following Holdings' initial public offering, we completed several acquisitions that contributed significantly to our growth. Our most significant acquisition, through merger, was that of Weatherford Global Compression Services, L.P. and certain related entities ("Weatherford Global"), former subsidiaries of Weatherford International Ltd. ("Weatherford"), in February 2001. This acquisition added approximately 950,000 horsepower to our fleet, more than doubling our size at that time.

        In December 2005, our board of directors approved a change to our fiscal year end from March 31 to December 31, effective in 2005. As a result, this Form 10-K is a transition report, and includes financial information for the nine-month transition period ended December 31, 2005 and for the twelve month periods ended March 31, 2005 and 2004.

        We maintain a website at www.universalcompression.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, without charge, on our website, www.universalcompression.com/invest/SECfrX.html, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission. Information contained on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies are also available, without charge, from Universal Compression Holdings, Inc., 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations. Also, such information is readily available at the website of the Securities and Exchange Commission, which can be found at www.sec.gov.

Key Operating and Financial Statistics

        The following table illustrates our key operating and financial statistics during the periods as indicated:

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
	(In thousands, except percentages)
Domestic horsepower (end of period)	1,965	1,925	1,904
International horsepower (end of period)	584	544	417
Total horsepower (end of period)	2,549	2,469	2,321
Average horsepower utilization rate	91.1%	88.8%	85.8%
Revenue	$613,647	$763,070	$688,786
Percentage of revenue from:
Domestic contract compression	40.5%	38.8%	40.8%
International contract compression	15.5%	13.4%	12.0%
Fabrication	23.4%	28.0%	26.7%
Aftermarket services	20.6%	19.8%	20.5%
Net income—Holdings	$55,369	$33,610	$30,787
EBITDA, as adjusted(1)	$205,850	$232,543	$223,848

(1)
EBITDA, as adjusted, is defined, reconciled to net income and discussed within Part II, Item 6 ("Selected Financial Data") of this report.

Natural Gas Compression Industry Overview

        Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We offer both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also offer rotary screw compressors for specialized applications. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or aging natural gas wells require compression for delivery of produced gas into higher pressured gas gathering or pipeline systems. Compression at the wellhead is often required because, over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost pressure levels allowing gas to be brought to market. Compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, compression services are used for compressing feedstocks in refineries and petrochemical plants, and for refrigeration applications in natural gas processing plants.

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

        Gas producers, transporters and processors historically owned and maintained most of the compression equipment used in their operations. Many producers, transporters and processors have increasingly outsourced their compression services. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or pipeline efficiency.

        We believe outsourcing contract compression equipment offers customers:

  •
  the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment;

  •
  access to the compression service provider's specialized personnel and technical skills, including engineers, field service and maintenance employees, which generally leads to improved production rates; and

  •
  overall reduction in their compression costs through the reduction or elimination of capital investment in equipment, spare parts inventory and other expenditures associated with owning and maintaining compressor units.

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

Operations

Contract Compression Fleet

        As of December 31, 2005, our fleet consisted of 7,068 compressors, as reflected in the following table:

	Total Horsepower As of		% of Horsepower As of		Number of Units As of
Horsepower Range	December 31, 2005	March 31, 2005	December 31, 2005	March 31, 2005	December 31, 2005	March 31, 2005
0-99	167,982	175,093	6.6	7.1	2,221	2,343
100-299	436,510	442,919	17.1	17.9	2,486	2,533
300-599	364,132	368,893	14.3	15.0	951	961
600-999	431,329	428,070	16.9	17.3	592	586
1,000 and over	1,149,324	1,053,970	45.1	42.7	818	758

Total	2,549,277	2,468,945	100%	100%	7,068	7,181

        For the nine months ended December 31, 2005, the average horsepower utilization rate for our fleet was approximately 91.1%.

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

Contract Compression

        We provide comprehensive contract compression services, which include our provision at the customer's location of our personnel, equipment, tools, materials and supplies necessary to provide the amount of gas compression for which the customer has contracted. These services include equipment selection based on the operating conditions at the customer's location and the customer's unique compression needs, mobilization and demobilization of our personnel, equipment, tools, materials and supplies, installation or installation supervision, operations and maintenance. When providing contract compression services, we work closely with a customer's field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers' compression services needs.

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

        We have standard contracts for rates and terms on the contract compression services we provide. Through negotiations, these rates and contracts may be modified. At the end of the initial term, which is frequently one-year, contract compression services can continue on a month-to-month basis at the option of the customer.

        Domestic Operations.    As of December 31, 2005, we operated a domestic fleet of compressors with 6,357 units comprising approximately 2.0 million horsepower. For the nine months ended December 31, 2005, 40.5% of our total revenue was generated from domestic contract compression operations.

        We maintain 19 field service locations throughout the United States at which we service and overhaul compression equipment. We operate sales and service locations in the primary onshore and offshore natural gas producing regions of the United States.

        International Operations.    As of December 31, 2005, we operated 711 units comprising approximately 584,000 horsepower in international markets. We intend to continue to expand our presence in these markets and pursue opportunities in other strategic international areas. For the nine months ended December 31, 2005, 15.5% of our total revenue was generated from international contract compression operations.

        International compression service projects usually generate higher gross profit margins than domestic projects. Our international operations are focused on large horsepower compressor markets and frequently involve longer-term and more comprehensive service projects than our domestic projects. International projects often require us to provide complete engineering, design and installation services. International service agreements can and frequently do differ significantly from domestic service agreements, as individual contracts are negotiated for each project.

        Financial information about geographic areas for the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 is provided in Note 14 to the financial statements, included in Part II, Item 8 ("Financial Statements and Supplementary Data").

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

        Generally, compressors sold to third parties are assembled according to each customer's specifications. We purchase components for these compressors from third party suppliers, and we are original equipment manufacturer representatives for several major engine, compressor, and electric motor manufacturers in the industry. We also sell prepackaged compressor units. For the nine months ended December 31, 2005, 23.4% of our total revenue was generated from fabrication operations.

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

        Our inventory of parts is available either on an over-the-counter basis through our 19 service locations in the United States and 5 in Canada, on a bid basis for larger orders, or as part of our compressor maintenance service. Our maintenance services are available on an individual call basis, on a contract basis (which may cover a particular unit, an entire compression project or all of the customer's compression projects) or as part of our comprehensive operation and maintenance service. We also provide offshore maintenance and service. In addition, we provide overhaul and reconfiguration services for customer-owned compression equipment, either on-site or in our overhaul shops. For the nine months ended December 31, 2005, 20.6% of our total revenue was generated from aftermarket services operations.

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

  •
  Maintain financial flexibility.  We intend to maintain financial flexibility to be able to take advantage of opportunities as we identify them. Historically, during periods of growth, we have utilized our cash flow from operations as well as borrowings under available debt facilities to fund capital expenditures and acquisitions. This spending has allowed us to significantly grow our business and the amount of cash we generate while maintaining our debt at levels we believe are appropriate for our stable business. We believe our financial flexibility positions us to take advantage of future growth opportunities without incurring debt beyond appropriate levels.

  •
  Continue to expand beyond field compression.  In addition to our field compression services, we have expanded our large horsepower compression capabilities in pipeline, processing, storage and offshore markets.

Competitive Strengths

        We believe that we have the following key competitive strengths:

  •
  Comprehensive range of services and products.  We provide a wide range of compression services and products to meet the changing compression needs of our customers in the diverse geographic markets that we serve, whether these customers outsource compression services or operate their compression equipment. For those customers who outsource, we believe our contract compression services generally allow our customers to achieve higher compression and production rates than they would achieve with owned equipment, resulting in increased revenue for our customers. In addition, outsourcing allows our customer's flexibility with regard to their changing compression needs while limiting their capital requirements. We continually expand, upgrade and reconfigure our contract compression fleet and provide our operations and maintenance personnel with extensive training. We are able to fabricate compression units ranging in size from under 100 horsepower to over 5,000 horsepower that meet the varying needs of our customers. Additionally, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or have agreements with other companies. This broad range of compression services and products allows us to expand our customer base and gives us the opportunity to cross-sell our services and products.

  •
  Size and geographic scope.  We operate in the primary onshore and offshore natural gas producing regions of the United States and select international markets. As the second largest provider of natural gas compression services, we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression service and product offerings to meet the full service needs of our customers in the domestic and international markets we serve on a timely and cost-effective basis. Our size, geographic scope and customer base provide us with improved fleet utilization opportunities. By increasing our fleet utilization, we are able to improve our operating leverage and increase returns. As a result, due to economies of scale, we believe we have relatively lower operating costs and higher margins than most companies with smaller fleets.

  •
  Experienced management team.  Our management team has extensive experience in the compression services business. We believe our management team has successfully demonstrated its ability to maintain our quality standards and commitment to customer service. Our management team has a substantial financial interest in our continued success through direct stock ownership and participation in our incentive stock option and bonus programs which are linked to our performance.

Oil and Gas Industry Cyclicality and Volatility

        Our financial performance is generally less affected by the short-term market cycles and oil and gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because:

  •
  our operations are tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities;

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

Seasonal Fluctuations

        Our results of operations have not historically reflected any material seasonal tendencies, nor do we currently believe that seasonal fluctuations will have a material impact in the foreseeable future.

Customers

        Our current customer base consists of over 1,000 domestic and international companies engaged in all aspects of the oil and gas industry, including domestic and international oil and gas companies, international state-owned oil and gas companies and natural gas producers, processors, gatherers and pipelines. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

        In the nine months ended December 31, 2005, no single customer accounted for as much as 10% of our total revenue. Our top 20 customers accounted for approximately 41% of our total revenue in the nine months ended December 31, 2005.

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

Backlog

        As of December 31, 2005, we had a compressor unit fabrication backlog for sale to third parties of approximately $144.5 million, compared to $68.7 million as of March 31, 2005. As of February 22, 2006, our backlog was $254.7 million. A majority of the backlog is expected to be completed within a 270-day period.

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

        Our main competitors in the contract compression business, based on horsepower, are Hanover Compressor Company, Compressor Systems, Inc. and J-W Operating Company. In our fabrication activities, we currently compete primarily with Hanover Compressor Company, Compressor Systems, Inc., Enerflex Systems, Ltd., Toromont Industries Ltd. and Collicut Energy Services Ltd. Our aftermarket services business faces competition from manufacturers (including Cooper Energy Services and Dresser-Rand), from distributors of Caterpillar and Waukesha engines, from a number of smaller companies and from Hanover Compressor Company, Enerflex Systems, Ltd., Toromont Industries Ltd. and Collicut Energy Services Ltd.

        We believe that we compete effectively on the basis of customer service, including the availability of our personnel in remote locations, price, technical expertise, parts service system, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

Environmental and Other Regulations

        We are subject to stringent and complex foreign, federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of human health and the environment. Compliance with these laws and regulations may affect the costs of our operations. Moreover, failure to comply with these environmental laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental requirements. As part of the regular evaluation of our operations, we update the environmental condition of our existing and acquired properties as necessary. We further believe that the phasing in of more stringent emission controls and other known regulatory requirements at the rate currently contemplated by environmental laws and regulations will not have a material adverse effect on our business, financial condition or results of operations.

        Primary federal environmental laws that our operations are subject to include the Clean Air Act and regulations thereunder, which regulate air emissions; the Clean Water Act, and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; and the Resource Conservation and Recovery Act, ("RCRA") and regulations, thereunder, which regulate the management and disposal of solid and hazardous waste. In addition, we are also subject to regulation under the federal Comprehensive Environmental Response, Compensation, and Liability Act, ("CERCLA") and regulations thereunder, known more commonly as "Superfund," which regulates the release of hazardous substances in the environment. Analogous state laws and regulations may also apply.

        The Clean Air Act and related regulations establish limits on the levels of various substances which may be emitted into the atmosphere during the operation of our fleet of natural gas compressors. These substances are regulated in permits, which are applied for and obtained through the various regulatory agencies, either state or federal depending on the level of emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to site operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract compression service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including permit conditions. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service are anticipated. Any new regulations requiring the installation of more sophisticated emission control compression equipment potentially could have a material adverse impact. However, we believe that in most cases, these obligations would be allocated to our clients under the above-referenced contracts. In any event, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract compression services.

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

        The RCRA and related regulations, regulate the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate. These wastes include, but are not limited to, used oil, antifreeze, filters, sludge, paint, solvents, and sandblast materials. The Environmental Protection Agency and various state agencies have limited the approved methods of disposal for these types of wastes.

        Under CERCLA and comparable state laws and regulations, strict and joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment and for damages to natural resources. In addition, where contamination may be present it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs.

        We currently own or lease, and have in the past owned or leased, a number of properties that have been used, some for many years and some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. We may be subject to remediation costs and liability under CERCLA, RCRA or other environmental laws for hazardous waste, asbestos or any other toxic or hazardous substance that may exist on or under any of our owned or leased properties, including waste disposed or groundwater contaminated by prior owners or operators. We have performed in the past, are currently performing, and may perform in the future, certain remediation activities governed by environmental laws. The cost of this remediation has not been material to date and we currently do not expect it to be material in the future. Former owners and operators are currently undertaking groundwater monitoring activities at certain of our facilities. Certain of our acquired properties may also warrant groundwater monitoring and other remedial activities in the future. We believe that former owners and operators of many of these properties may be wholly or partly responsible under environmental laws and contractual agreements to pay for or perform remediation, or to indemnify us for our remedial costs. These other entities may fail to fulfill their legal or contractual obligations, which could result in imposing response obligations and material costs on us.

        Stricter standards in environmental legislation or regulations that may affect us may be imposed in the future, such as proposals to make hazardous wastes subject to more stringent and costly handling, disposal and remediation requirements. Accordingly, new environmental laws or regulations or amendments to existing environmental laws or regulations (including, but not limited to, regulations concerning ambient air quality standards, wastewater and storm water discharges, and global climate changes) could require us to undertake significant capital expenditures and could otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Employees and Labor Relations

        As of December 31, 2005, we had approximately 2,740 employees worldwide. We believe our relationship with our employees is good. Approximately 174 of our employees in Argentina, 113 of our employees in Canada and 148 of our employees in Brazil are covered by collective bargaining agreements.

ITEM 1A. Risk Factors

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

        For the nine months ended December 31, 2005, we derived approximately 30% of our revenues from international operations. We intend to continue to expand our business in Latin America, Asia Pacific and, ultimately, other international markets. This may make it more difficult for us to manage our business. Reasons for this include, but are not limited to, the following:

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

A substantial portion of our cash flow must be used to service our debt obligations, and we are vulnerable to interest rate increases.

        As of December 31, 2005, we had approximately $922.9 million in outstanding debt obligations consisting primarily of $471.8 million outstanding under our seven-year term loan, $171.1 million outstanding under our 7 1/4% senior notes, $200.0 million outstanding under our asset-backed securitization facility (the "ABS facility") and $80.0 million outstanding under our revolving credit facility. These debt amounts exclude approximately $26.0 million of standby letters of credit issued on our behalf, as of December 31, 2005.

        As of December 31, 2005, approximately $371.8 million of our outstanding debt bore interest at floating rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available to make payments of interest and principal on the notes and for capital investment, operations or other purposes.

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

        As of December 31, 2005, we were also required by our credit facilities to maintain various financial ratios, including a collateral coverage ratio (market value of compression collateral to amount of indebtedness outstanding under our senior secured credit facility) of greater than or equal to 1.15 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1. As of February 27, 2006, we were in compliance with all of these financial covenants. These covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and other provisions of the credit facilities may be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those obligations to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it.

Our new enterprise resource planning ("ERP") system implementation may encounter problems that would negatively impact our business.

        We contracted with a third party vendor to assist us with the design and implementation of a new ERP system, which will support substantially all of our operating and financial functions, including our business segment operations, fleet management, billing, estimating, customer management, vendor management, accounting and financial reporting systems. We plan to complete the implementation of this new ERP system in 2007. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Although we currently have no reason to believe that any such significant implementation problems will occur, there are inherent limitations in our ability to predict and plan for these risks and estimate the magnitude of their impact. Consequently, it is possible that the occurrence of a significant implementation problem could be material.

We are exposed to exchange rate fluctuations in the foreign markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of our foreign net assets.

        Our reporting currency is the U.S. dollar. The majority of the Company's foreign operations have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders' equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations. As a result, the U.S. dollar value of our foreign operations has varied, and will continue to vary, with exchange rate fluctuations. In this respect, historically we have been primarily exposed to fluctuations in the exchange rate of the Brazilian real, Mexican peso, Australian dollar and Canadian dollar against the U.S. dollar.

        A fluctuation in the value of any of these currencies relative to the U.S. dollar could reduce our profits from foreign operations and the value of the net assets of our foreign operations when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars.

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

Our ability to manage our business effectively will be weakened if we lose key personnel or are unable to hire, train and retain a qualified labor force.

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

        Additionally, we believe our ability to hire, train and retain qualified personnel will continue to be more challenging and important as we continue to grow and if energy industry market conditions continue to be positive. When general industry conditions are good, the supply of experienced operational, fabrication and field personnel, in particular, decreases as other energy, oil field services and manufacturing companies' needs for the same personnel increases. Our ability to continue our growth and perhaps even to continue our current level of service to our current customers will be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

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

ITEM 1B. Unresolved Staff Comments

        None.

ITEM 2. Properties

        The following table describes our material facilities owned or leased as of December 31, 2005:

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

        None of the referenced facilities are pledged as collateral, except for our Houston, Texas corporate headquarters, which has been pledged as collateral to secure our $650 million senior secured credit facility.

        We believe our facilities are suitable for their intended purposes and are adequate for our current and anticipated level of operations.

ITEM 3. Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We do not believe we are party to any legal proceedings which, if determined adversely to us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Holdings' common stock is traded on the New York Stock Exchange under the symbol "UCO." The following table sets forth the range of high and low sale prices for Holdings' common stock for the periods indicated.

	Price Range
	High	Low
Quarter Ended:
June 30, 2004	$33.16	$28.80
September 30, 2004	34.85	30.68
December 31, 2004	37.46	32.24
March 31, 2005	39.70	32.90
June 30, 2005	39.40	33.12
September 30, 2005	41.97	35.54
December 31, 2005	43.84	34.18
Through February 22, 2006	48.75	41.30

        On February 22, 2006, the closing price of Holdings' common stock was $46.21 per share. As of February 22, 2006, there were approximately 454 holders of record of its common stock.

        Holdings has never declared or paid any cash dividends to its stockholders and does not plan to pay any cash dividends in the foreseeable future.

        The following table contains information about our purchases of our equity securities during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	—	$—	—	—
November 1-30, 2005	—	—	—	—
December 1-31, 2005	2,439,024	41.00	—	—

Total	2,439,024	$41.00	—	—

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION HOLDINGS, INC.

        The following selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes included elsewhere in this report. The selected historical financial and operating data for the nine months ended December 31, 2005 and each of the four years in the period ended March 31, 2005 have been derived from the respective audited financial statements. The consolidated audited financial statements and report thereon, as of December 31, 2005 and March 31, 2005 and for the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 are included elsewhere in this report.

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$613,647	$763,070	$688,786	$625,218	$679,989
Gross profit(1)	271,335	310,254	289,481	267,968	268,346
Selling, general and administrative expenses	65,269	75,756	67,516	67,944	60,890
Depreciation and amortization	79,899	93,797	85,650	63,706	48,600
Interest expense, net(2)	40,221	64,188	73,475	36,421	23,017
Operating lease expense(2)	—	—	—	46,071	55,401
Debt extinguishment costs	—	26,543	14,903	—	—
Facility consolidation costs	—	—	1,821	—	—
Asset impairment expense	—	3,080	—	—	—
Income tax expense	31,053	17,213	17,741	20,975	30,931
Net income	55,369	33,610	30,787	33,518	49,408
Earnings per share
Basic	1.74	1.07	1.00	1.09	1.65
Diluted	1.69	1.04	0.98	1.08	1.63
Weighted average common stock outstanding
Basic	31,773	31,392	30,848	30,665	30,008
Diluted	32,758	32,224	31,283	30,928	30,250
Other Financial Data:
EBITDA, as adjusted(3)	$205,850	$232,543	$223,848	$201,150	$207,315
Capital expenditures:
Expansion	$60,435	$80,477	$47,629	$67,289	$137,790
Overhauls	33,458	41,845	27,866	29,198	27,000
Other	24,192	21,343	11,062	24,264	23,229
Cash flows provided by (used in):
Operating activities	$144,873	$134,056	$165,248	$188,591	$133,078
Investing activities	(110,464)	(181,476)	(46,850)	(107,704)	(160,256)
Financing activities	(34,734)	(35,589)	(69,732)	(13,849)	21,075

		As of March 31,
	As of December 31, 2005
		2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash	$39,262	$38,723	$121,189	$71,693	$6,176
Working capital(4)	144,714	115,836	174,599	158,405	139,923
Total assets	2,095,295	2,022,758	1,972,451	1,953,887	1,277,165
Total debt(5)(6)	923,341	858,096	884,442	945,155	226,762
Stockholders' equity	831,312	861,672	799,235	744,451	700,344

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

(4)
Working capital is defined as current assets minus current liabilities.

(5)
Includes capital lease obligations.

(6)
Excludes $708.5 million outstanding under our operating lease facilities as of March 31, 2002.

THE COMPANY'S DEFINITION, RECONCILIATION
AND USE OF EBITDA, AS ADJUSTED

        EBITDA, as adjusted, is defined as net income plus income taxes, interest expense (including debt extinguishment costs and gain on the termination of interest rate swap agreements), operating lease expense, depreciation and amortization, foreign currency gains or losses, excluding non-recurring items (including facility consolidation costs).

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

  •
  Management uses EBITDA, as adjusted, as well as certain other measures, as an intermediate performance measure, similar to the manner in which management uses gross profit, not as an ultimate performance measure, such as net income. Management does not view or use EBITDA, as adjusted, or any other intermediate measure or item in our financial statements, including revenue, gross profit, gross margin or net cash provided by operating activities, as a measure of our full results of operations or as a substitute for net income. Rather, analyzing an intermediate measure such as EBITDA, as adjusted, allows management to evaluate better the reasons underlying net income results. We urge users of our reports and financial statements to read such reports and financial statements in their entirety and not to use any one measure in isolation to evaluate our results or an investment in us.

        EBITDA, as adjusted, as a comparability measure.    Management uses EBITDA, as adjusted, to compare the Company's performance with that of other companies. Although other companies may calculate EBITDA differently, the measure will usually present operating performance on a basis that is meaningful for comparative purposes. We urge the readers of our reports and financial statements, including our disclosure of EBITDA, as adjusted, to review carefully the reconciliation of the non-GAAP measure to net income or loss set forth in the table below.

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

  •
  Management believes that EBITDA, as adjusted, is a meaningful measure to evaluate performance because the amount of depreciation expense in a company's financial statements may not accurately reflect the costs required to maintain and replenish a company's operational usage of its assets. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets. For example, for the nine months ended December 31, 2005, we recorded depreciation and amortization expense of $79.9 million, substantially all of which was depreciation expense, and had capital expenditures of $33.5 million for compressor overhauls, our primary maintenance capital expenditure. By excluding depreciation and certain related or consequential costs, including amortization and taxes, EBITDA, as adjusted, provides a measure with which to evaluate the performance independent of, and in a manner that allows one to assess, whether depreciation accurately captures the costs to maintain and replenish our operational usage of our assets.

  •
  We have observed that both equity and debt analysts utilize EBITDA to evaluate the on-going performance of and valuation metrics for a company both over time and relative to its peers. We have observed that several of the analysts who review our company utilize EBITDA as one of the primary valuation metrics. By providing EBITDA, as adjusted, we believe we are providing information and calculations to aid these analysts in more accurately understanding our performance for the benefit of our investors.

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

        EBITDA, as adjusted, as a valuation measure.    Just as investors monitor and review a variety of financial and performance indicators, such as the market stock price to earnings ratio and the enterprise value to EBITDA ratio, management monitors these ratios to better understand the value of our Company and how to increase that value for our investors. For example, management has routinely utilized an EBITDA measure as a method to value companies when considering potential acquisition targets. This measure is utilized for the reasons discussed above; it allows for an evaluation of the target independent of its historical capital structure, depreciation estimates, tax position, and incurrence of infrequent or more uncommon items. Moreover, management believes investors that desire to evaluate us as a potential target will also utilize our EBITDA, as adjusted, as part of their evaluation.

        The following table reconciles our EBITDA, as adjusted, to net income (in thousands):

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004	2003	2002
EBITDA, as adjusted	$205,850	$232,543	$223,848	$201,150	$207,315
Interest expense, net	(40,221)	(64,188)	(73,475)	(36,421)	(23,017)
Income tax expense	(31,053)	(17,213)	(17,741)	(20,975)	(30,931)
Depreciation and amortization	(79,899)	(93,797)	(85,650)	(63,706)	(48,600)
Operating lease expense	—	—	—	(46,071)	(55,401)
Gain on termination of interest rate swap agreements	—	3,197	—	—	—
Foreign currency gain (loss)	692	(389)	529	(459)	42
Facility consolidation costs	—	—	(1,821)	—	—
Debt extinguishment costs	—	(26,543)	(14,903)	—	—

Net income	$55,369	$33,610	$30,787	$33,518	$49,408

        Below are the items excluded from net income in the calculation of EBITDA, as adjusted, and the reasons for the exclusion:

  •
  Interest expense is excluded from the calculation of EBITDA, as adjusted. Although interest expense is a material expense for us and it reflects an important component of our overall performance, as it reflects costs incurred to finance our operations, interest expense also reflects the performance of our financial arrangements in ways that are unrelated to the shorter-term performance of our operations. For example, the amount of interest expense incurred in any period reflects, among other things, market availability of funds at separate and historical points in time, the overall historical cost of debt and the results of how management, at a past point in time, decided to capitalize the business through the issuance of debt or equity. EBITDA, as adjusted, removes the effect of the performance of these past historical financial transactions, whether beneficial or detrimental to our GAAP results, both in the current period and from period-to-period, so that the performance of the core operations can be more transparently evaluated. For example, despite how management decided to capitalize us either through debt or equity in the past, the measure of EBITDA, as adjusted, would not be impacted and would continue to reflect a consistent measure of the operational performance of the business.

  •
  Income tax expense is excluded from the calculation of EBITDA, as adjusted. Management does not consider tax expense, which is materially impacted by other items excluded from the measure (such as interest expense and depreciation and amortization expense) as well as numerous tax regulations and our tax planning, to be a part of the core operations and are not considered directly within the control of operational management and is therefore excluded from the measure.

  •
  Depreciation and amortization is excluded from the calculation of EBITDA, as adjusted. Although, we are a capital-intensive business and depreciation expense is a material expense for us, this expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operational transaction activity. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets.

  •
  Operating lease expense is related to the operating lease facilities that, until December 31, 2002, were not included in our consolidated balance sheet and substantively reflected the cost of debt

    (interest expense) related to these financing arrangements. We excluded the lease expense from EBITDA, as adjusted, as it represents the equivalent of interest expense. It would potentially be misleading to exclude interest expense from EBITDA, as adjusted, but include leasing expense as they both reflect a financial arrangement, not an operational one.

  •
  Gain on termination of interest rate swap agreements relate to the reducing of the notional amount of interest rate swap agreements in connection with a principal reduction related to our ABS facility in June 2004. We do not consider this gain to be part of our core operations. Rather, this gain is a function of our capital structure, which, like interest expense, reflects past capital structure decisions and changes in the cost of debt. Accordingly, this gain is excluded from the calculation of EBITDA, as adjusted.

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

  •
  Debt extinguishment costs relate primarily to the early extinguishment of debt. Debt extinguishment costs incurred during the twelve months ended March 31, 2005 primarily relate to the early extinguishment of the $82.2 million term loan due 2008 and $440.0 million 8 7/8% senior notes due 2008. Debt extinguishment costs incurred during the twelve months ended March 31, 2004 relate primarily to the early extinguishment of our outstanding $229.8 million 9 7/8% senior discount notes due 2008. We do not consider these costs to be part of our core operations. Rather, these costs are a function of our capital structure, which, like interest expense, reflects past capital structure decisions and changes in the cost of debt. Accordingly, these costs are excluded from the calculation of EBITDA, as adjusted.

        We believe disclosure of this non-GAAP measure provides useful information to investors because, when viewed with our GAAP results and accompanying reconciliations, it provides a more complete understanding of our performance than GAAP results alone. This is the case because this non-GAAP financial measure excludes from earnings financial and other items that have less bearing on operating performance. When using this measure to compare to other companies, which we believe can be a useful tool to evaluate us, please note that an EBITDA measure may be calculated differently between companies, as it is a non-GAAP measure. We cannot ensure that EBITDA, as adjusted, is directly comparable to other companies' similarly titled measures. We urge the readers of financial statements to review the reconciliation of the non-GAAP measure to the most comparable GAAP measure to understand any differences that may exist between companies. Nonetheless, we have shown EBITDA, as adjusted, its definition and its calculation in order to disclose how management uses it, to present the exclusions made and the limitations of it as a measure.

        EBITDA, as adjusted, has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of certain amounts that are material to our consolidated results of operations, as follows:

  •
  EBITDA, as adjusted, does not include interest expense or operating lease expense (including debt extinguishment costs and gain on the termination of interest rate swap agreements).

    Because we have borrowed money in order to finance our operations, interest expense and operating lease expense are necessary elements of our costs and our ability to generate revenue. Therefore, any measure that excludes interest expense or operating lease expense has this material limitation.

  •
  EBITDA, as adjusted, does not include income tax expense. Because the payment of taxes is a necessary element of our operations, any measure that excludes income tax expense has this material limitation.

  •
  EBITDA, as adjusted, does not include depreciation and amortization expense. Because we use capital assets, depreciation is a necessary element of our costs and our ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has this material limitation.

  •
  EBITDA, as adjusted, excludes the impact of foreign currency gains and losses. Because we operate in an international environment, foreign currency gains and losses have a real economic impact on our operations. Therefore, any measure that excludes these effects has this material limitation.

  •
  EBITDA, as adjusted, excludes other costs and expenses, such as non-recurring charges, as discussed above. These costs were excluded primarily because we do not consider these costs to be part of our core operations. Because we will incur costs from time to time that are not part of our core operations, any measure that excludes these costs has this material limitation.

        Use of EBITDA, as adjusted, by itself and without consideration of other measures, is not an adequate measure of our performance because this measure excludes certain material items, as noted above. Further, the measure has a limitation in that many users of financial statements believe that EBITDA is a measure of liquidity or of cash flows. We do not use EBITDA, as adjusted, in this way because it excludes interest payments and changes in working capital accounts and therefore, we urge the readers of our financial statements to not use the measure in this way either. Management compensates for these limitations by using EBITDA, as adjusted, as a supplemental measure to other GAAP results to provide a more complete understanding of our performance without considering financial and other items that have less bearing on operating performance. The measure has a limitation, as it does not consider the amount of required reinvestment to maintain similar going forward results. Management mitigates this limitation by reviewing and disclosing our capital and maintenance capital expenditures on a regular basis as yet another supplemental tool to evaluate us.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Disclosure Regarding Forward-Looking Statements" and "Part 1. Item 1A. Risk Factors."

        The terms "our," "Company," "we" and "us" when used in this report refer to Universal Compression Holdings, Inc. ("Holdings") and Universal Compression, Inc. ("Universal") and their subsidiaries, except where indicated.

Overview

General

        We provide a full range of natural gas compression services and products, including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally. Through our core business, contract compression, and our fleet as of December 31, 2005 of approximately 7,100 compressor units comprising approximately 2.5 million horsepower, we provide natural gas compression to domestic and international customers. Through our equipment fabrication business we design, engineer and assemble natural gas compressors for sale to third parties and for use in our contract compression fleet. Through our aftermarket services business, we sell parts and components and provide maintenance and operations services to customers who own their compression equipment or use equipment provided by other companies. These services and products are essential to the natural gas industry as gas must be compressed to be delivered from the wellhead to end-users and, sometimes in the case of declining reservoir pressure, in order to get to the wellhead itself. Our customers consist primarily of domestic and international oil and gas companies, international state-owned oil and gas companies and natural gas producers, processors, gatherers and pipelines.

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

Stockholders' Equity

        In December 2005, we entered into an underwriting agreement with Weatherford International Ltd. and J. P. Morgan Securities Inc., as sole underwriter, in connection with the offering of 6,750,000 shares of our common stock by Weatherford. We did not sell any shares of common stock in connection with the offering and did not receive any of the proceeds from the sale of the shares by Weatherford. In connection with the underwriting agreement, we entered into a purchase agreement with J. P. Morgan Securities, pursuant to which we agreed to purchase 2,439,024 of the 6,750,000 shares of common stock acquired by them in the offering, at a price of $41.00 per share. The purchase price of approximately $100.0 million was funded from borrowings of approximately $80.0 million under our revolving credit facility with the balance of the funding provided from available cash.

Change in Fiscal Year End

        In December 2005, our board of directors approved a change to our fiscal year end from March 31 to December 31, effective in 2005. As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") compares financial information as of and for the nine months ended December 31, 2005 with financial information as of and for the nine months ended December 31, 2004. Note that although consolidated financial statements are not presented as of and for the nine months ended December 31, 2004, we have included summary information in MD&A for these periods for comparability purposes.

        In MD&A, financial information for all periods except as of and for the nine months ended December 31, 2004 are derived from our consolidated financial statements, included elsewhere in this report. All data as of and for the nine months ended December 31, 2004 are derived from our unaudited consolidated financial statements which are not presented herein.

Industry Conditions and Trends

        Natural Gas Industry.    Worldwide consumption of natural gas increased from approximately 53 trillion cubic feet in 1980 to approximately 92 trillion cubic feet in 2002, although consumption levels in the United States declined in the early 2000s primarily due to an economic slowdown and continue to be relatively flat today. Industry sources expect the long-term growth trend of worldwide gas consumption to continue. We believe the growing demand in electrical power generation is a contributing factor in the worldwide growth of natural gas consumption as natural gas tends to be the fuel of choice for new power plants.

        The United States accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas in calendar year 2002, or 21% of the worldwide total, compared to an estimated annual production of approximately 73 trillion cubic feet in the rest of the world. Industry sources estimate that the United States' relative natural gas production level will decrease to approximately 14% of worldwide production by calendar year 2025. As of January 1, 2005, the United States natural gas reserves were estimated at 189 trillion cubic feet, or 3.1% of the worldwide total.

        Natural Gas Compression Services Industry.    The natural gas compression services industry experienced a significant increase in the demand for its products and services from the early 1990s to the early 2000s. The amount of compression horsepower currently operated by contract compression providers, such as us, is estimated to be approximately 6.0 million horsepower in the United States and approximately 1.5 million horsepower internationally.

        A high level of compression industry capital expenditures and reduced demand due to lackluster economic activity resulted in reduced contract compression fleet utilization beginning in late calendar 2001 and continued into calendar 2002. Industry utilization stabilized in the second half of calendar 2002 and began to increase during calendar 2003 as a result of reduced capital expenditures and increasing demand due to improving economic activity. During calendar 2003 the industry did not materially increase the supply of contract compression units in the United States due to an emphasis on the redeployment of idle units while growth in international markets continued. During calendar years 2004 and 2005, the industry began to increase capital expenditure levels in the United States as increasing utilization levels caused a shortage in the supply of available, large horsepower units, while international growth continued.

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

        While the international gas contract compression services market is currently smaller than the domestic market, we believe there are growth opportunities in international demand for compression services and products due to the following factors:

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

Company Performance Trends and Outlook

        For the twelve months ending December 31, 2006, we continue to expect strong demand in the contract compression segment to support an average utilization rate in the low 90% range. We continue to experience increasing direct costs in this segment and have continued to implement price increases to our customers when feasible. Domestic contract compression gross margin is expected to stay within its historical mid-60% range and we expect our international contract compression gross margin to remain in the low to mid-70% range. Additionally, we continue to selectively add new large-horsepower units to our contract compression fleet to meet customer requirements in both domestic and international markets. Aftermarket service customer demand is expected to support continued revenue growth in this segment. We expect aftermarket services gross margin to remain at approximately 20%. We continue to expect fabrication revenue growth due to solid customer demand. Fabrication gross margin is expected to be higher in calendar year 2006 than in calendar year 2005 as we continue to implement our process improvements, maintain greater pricing discipline and focus on more standard compression packages.

        We are investing in key initiatives to help support the future growth of our company. These initiatives include an increased marketing and business development commitment targeted at aftermarket services and international expansion, and the implementation of our new company-wide ERP system.

Certain Key Challenges and Uncertainties

        Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in our on-going international expansion continue to represent key challenges and uncertainties. In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

        Supply of Components.    As we continue to grow and in light of the currently favorable energy industry market conditions, our ability to timely and cost-effectively obtain components necessary to provide comprehensive compression services through each of our business segments has become more challenging and important. This issue is compounded by the fact that some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases that could have a negative impact on our results of operations, inferior component quality that could increase our warranty costs and a potential inability to obtain an adequate supply to timely satisfy customer demand. We attempt to minimize our exposure to these risks through, among other things, strategic alliances with key vendors, maintaining adequate inventories of long-lead time components and continually seeking out competitive, quality alternatives to our existing component sources.

        Labor.    As we continue to grow both domestically and internationally and in light of the currently favorable energy industry market conditions, we believe our ability to hire, train and retain qualified personnel has become more challenging and important. In particular, the supply of experienced operational, fabrication and field personnel continues to be tight and our demand for such personnel continues to grow. Although we have been able to satisfy our personnel needs in these positions thus far, retaining these employees has been a challenge. To increase retention of and improve skill sets, we have instituted programs that enhance skills and provide on-going training.    Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

        ERP.    The on-going implementation of our enterprise resource planning ("ERP") system is anticipated to have a continuing impact on our selling, general and administrative expenses until implementation is completed, which we anticipate will be in 2007. We expect to see these higher ERP-related expense levels through the remainder of 2006, but believe they will moderate as we move into 2007. Moreover, implementation problems, if encountered, could negatively impact our business by disrupting our operations. Although we currently have no reason to believe that any such significant implementation problems will occur, there are inherent limitations in our ability to predict and plan for these risks and estimate the magnitude of their impact. Consequently, it is possible that the occurrence of a significant implementation problem could be material to our business operations.

Financial Highlights

        Some of the more significant financial items for the nine months ended December 31, 2005 compared to the same period in the prior year, which are discussed below in "Financial Results of Operations," were as follows:

  •
  Net Income.  Net income for the nine months ended December 31, 2005 increased by $17.3 million, or 45.3%, for Holdings, and $17.4 million, or 45.8%, for Universal.

  •
  Higher Revenue.  Total revenue was higher by $44.2 million, or 7.8%, for the nine months ended December 31, 2005.

  •
  Higher Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $10.5 million, or 15.1%, for the nine months ended December 31, 2005.

  •
  Higher Selling, General and Administrative Expense.  Selling, general and administrative expense ("SG&A") increased by $9.6 million, or 17.2%, for the nine months ended December 31, 2005.

  •
  Lower Interest Expense.  Interest expense for the nine months ended December 31, 2005 was lower by $9.6 million, or 19.2%.

Operating Highlights

        The following table summarizes total available horsepower, average contracted horsepower, horsepower utilization percentages and fabrication backlog.

	Nine Months Ended December 31,		Twelve Months Ended March 31,
	2005	2004	2005	2004
	(Horsepower in thousands)
Total available horsepower (at period end):
Domestic contract compression	1,965	1,908	1,925	1,904
International contract compression	584	518	544	417

Total	2,549	2,426	2,469	2,321
Average contracted horsepower:
Domestic contract compression	1,760	1,662	1,675	1,646
International contract compression	525	412	430	360

Total	2,285	2,074	2,105	2,006
Horsepower utilization:
Spot (at period end)	92.3%	89.9%	90.4%	86.1%
Average	91.1%	88.4%	88.8%	85.8%
	As of December 31,		As of March 31,
	2005	2004	2005	2004
	(In millions)
Fabrication backlog	$144.5	$91.6	$68.7	$88.2

        The increase in domestic available horsepower as of December 31, 2005 compared to December 31, 2004 was primarily attributable to large horsepower units added to our fleet to meet the incremental demand by our customers. The increase in international horsepower during the same period was primarily attributable to horsepower that was added in Latin America in response to new projects.

        Domestic average contracted horsepower increased by 5.9% for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. This increase was primarily attributable to higher customer demand as well as larger horsepower units added to the fleet. International average contracted horsepower increased by 27.4% for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. This increase was primarily attributable to new projects started in Latin America.

        Fabrication backlog increased $52.9 million or 57.8% as of December 31, 2005 compared to December 31, 2004. Fabrication backlog fluctuates period to period due to, among other things, the timing of receipt of orders placed by customers and the timing of revenue recognition. The backlog of fabrication projects at February 22, 2006 was approximately $254.7 million. A majority of the backlog is expected to be completed within a 270-day period.

Financial Results of Operations

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

        The following table summarizes our revenue, gross profit, gross margin, expenses and net income:

	Nine Months Ended December 31,
	2005(1)	2004(1)
	(Dollars in thousands)
Revenue:
Domestic contract compression	$248,414	$219,321
% of revenue	40.5%	38.5%
International contract compression	$94,831	$73,428
% of revenue	15.5%	12.9%
Fabrication	$143,710	$165,957
% of revenue	23.4%	29.1%
Aftermarket services	$126,692	$110,728
% of revenue	20.6%	19.5%

Total revenue	$613,647	$569,434
Gross profit:
Domestic contract compression	$160,256	$139,187
International contract compression	71,075	56,676
Fabrication	14,191	12,244
Aftermarket services	25,813	22,995

Total gross profit	$271,335	$231,102
Gross margin:
Domestic contract compression	64.5%	63.5%
International contract compression	74.9%	77.2%
Fabrication	9.9%	7.4%
Aftermarket services	20.4%	20.8%

Total gross margin	44.2%	40.6%
Expenses:
Depreciation and amortization	$79,899	$69,407
Selling, general and administrative	65,269	55,684
Interest expense, net	40,221	49,792
Debt extinguishment costs	—	475
Foreign currency (gain) loss	(692)	286
Other (income) loss, net	216	(228)
Gain on termination of interest rate swap agreements	—	(3,197)
Income taxes	31,053	20,783

Net income	$55,369	$38,100

(1)
Amounts for the nine months ended December 31, 2005 are for both Holdings and Universal with the following exceptions: Universal had interest income from affiliate of $0.3 million, income taxes of $31.2 million and net income of $55.5 million. The results of operations for Holdings and Universal were identical for the nine months ended December 31, 2004.

        Revenue.    Higher revenue for the nine months ended December 31, 2005 is attributable to increased industry activity and customer demand, which resulted in higher utilization in both the domestic and international contract compression fleets and increased sales in the aftermarket services businesses. Specifically, domestic contract compression revenue increased due primarily to higher average contract prices and increased contracted horsepower in the nine months ended December 31, 2005. International contract compression revenue increased primarily as a result of the acquisition of the contract compression fleet in Canada in November 2004 and additional compression business in Argentina and Mexico, which contributed to increases of $7.5 million, $7.6 million and $2.8 million, respectively. Fabrication revenue decreased $19.5 million in the Asia Pacific region, $10.8 million in Canada and $3.6 million in the United States as we maintained greater pricing discipline and focused on more standard compression packages in the nine months ended December 31, 2005. This decrease was partially offset by an increase of $11.6 million in Latin America related to installation projects. Aftermarket services revenue was higher primarily due to increases within the United States and Latin America of $11.1 million and $4.9 million, respectively.

        Gross Profit.    The changes in contract compression gross profit (defined as total revenue less direct costs) for the nine months ended December 31, 2005 compared to the same period in the prior year were primarily attributable to the revenue increases discussed above for domestic contract compression and international contract compression, which offset the somewhat higher maintenance expenses experienced toward the end of the nine months ended December 31, 2005. These cost increases include lubricant costs, vehicle fuel costs and field wages. The higher gross profit experienced in fabrication, despite the decreased revenues, primarily reflects the higher warranty costs and cost overruns experienced on certain relatively complex projects in the prior year period. Aftermarket services gross profit was higher due to revenue increases discussed above.

        Gross Margin.    As a percentage of segment revenue, direct costs for domestic contraction compression and aftermarket services for the nine months ended December 31, 2005 remained relatively stable compared to the same period in the prior year. Gross margins for fabrication were higher due to the above-mentioned higher direct costs in the prior year period. Gross margins for international contract compression were lower due to the above-mentioned increases in costs, primarily in Argentina, during the nine months ended December 31, 2005.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the nine months ended December 31, 2005 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our contract compression fleet and compressor overhauls, and the acquisition of the contract compression fleet in Canada in November 2004.

        Selling, General and Administrative Expenses.    The increase in SG&A expenses for the nine months ended December 31, 2005 relates to the increased expenses within the United States of $7.7 million due primarily to the on-going implementation of our new ERP system and increased marketing and business development activities. SG&A expenses in Latin America increased $1.9 million due to our on-going investment in our international infrastructure and growing international revenue taxes, which are classified as SG&A. SG&A expenses represented 10.6% and 9.8% of revenues for the nine months ended December 31, 2005 and 2004, respectively.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the nine months ended December 31, 2005 was $205.9 million compared to $175.6 million for the prior year period. The increase in EBITDA, as adjusted of 17.3% from the same period in the prior year is primarily attributable to the gross profit increases discussed above for all business segments, partially offset by increased SG&A expenses. EBITDA, as adjusted, is defined, discussed and reconciled to net income beginning on page 19 of this report, within Item 6 ("Selected Financial Data").

        Interest Expense, net.    The decrease in interest expense for the nine months ended December 31, 2005 is primarily related to our debt refinancing and restructuring activities. This decrease was partially offset by an increase in interest expense due to higher total debt levels outstanding during the nine months ended December 31, 2005, largely due to the acquisition of the contract compression fleet in Canada in November 2004.

        Gain on Termination of Interest Rate Swap Agreements.    A $3.2 million gain on the termination of interest rate swap agreements was recognized for the nine months ended December 31, 2004. This gain was the result of reducing the notional amount of interest rate swap agreements by $84.8 million on our ABS facility in connection with a principal reduction of $80.0 million in June 2004.

        Income Tax Expense.    The increase in income tax expense for the nine months ended December 31, 2005 primarily relates to increased income before taxes as compared to the nine months ended December 31, 2004 due to the items mentioned above.

Twelve Months Ended March 31, 2005 Compared to Twelve Months Ended March 31, 2004

        The following table summarizes revenue, gross profit, gross margin, expenses and net income:

	Twelve Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenue:
Domestic contract compression	$296,239	$280,951
% of revenue	38.8%	40.8%
International contract compression	$102,167	$82,589
% of revenue	13.4%	12.0%
Fabrication	$213,994	$183,685
% of revenue	28.0%	26.7%
Aftermarket services	$150,670	$141,561
% of revenue	19.8%	20.5%

Total revenue	$763,070	$688,786
Gross profit:
Domestic contract compression	$186,865	$178,543
International contract compression	78,448	64,159
Fabrication	15,285	15,888
Aftermarket services	29,656	30,891

Total gross profit	$310,254	$289,481
Gross margin:
Domestic contract compression	63.1%	63.5%
International contract compression	76.8%	77.7%
Fabrication	7.1%	8.6%
Aftermarket services	19.7%	21.8%

Total gross margin	40.7%	42.0%
Expenses:
Depreciation and amortization	93,797	85,650
Selling, general and administrative	75,756	67,516
Interest expense, net	64,188	73,475
Debt extinguishment costs	26,543	14,903
Foreign currency (gain) loss	389	(529)
Other income, net	(1,125)	(1,883)
Gain on termination of interest rate swap agreements	(3,197)	—
Asset impairment expense	3,080	—
Facility consolidation costs	—	1,821
Income taxes	17,213	17,741

Net income	$33,610	$30,787

        Revenue.    Higher revenue for the twelve months ended March 31, 2005, is attributable to increased industry activity and customer demand, which resulted in higher utilization in both the domestic and international contract compression fleets and increased sales in the fabrication and aftermarket services businesses. Specifically, domestic contract compression revenue increased due primarily to higher average contract prices and increased contracted horsepower in the twelve months ended March 31, 2005. International contract compression revenue increased primarily as a result of additional revenue from the Canadian acquisition, additional compression business in Argentina and additional revenue from a project in Brazil, which contributed to increases of $7.2 million, $5.2 million and $4.2 million, respectively. Fabrication revenue increased due to increased customer demand in the United States, Asia Pacific and Latin America regions, which contributed increases of $23.6 million, $15.5 million and $7.4 million, respectively. This increased revenue contribution was partially offset by a decline in fabrication revenue in Canada of $16.2 million. Aftermarket services revenue was higher primarily due to increases within Latin America ($4.3 million) and the Asia Pacific region ($1.6 million) due, in part, to small acquisitions made in these regions. Additionally, aftermarket service revenue in the United States increased $3.1 million due to higher customer demand.

        Gross Profit.    The changes in contract compression gross profit (defined as total revenue less direct costs) for the twelve months ended March 31, 2005 compared to the prior year were primarily attributable to revenue increases discussed above for domestic contract compression and international contract compression, which offset the somewhat higher maintenance expenses experienced domestically toward the end of the twelve months, including lubricant costs, fuel costs and field wages. The decreased gross profit experienced in fabrication despite the increased revenues was primarily due to warranty costs and cost overruns experienced on certain relatively complex projects. Aftermarket services gross profit was lower despite increased revenues due to, among other things, some year end pricing adjustments for an alliance customer.

        Gross Margin.    As a percentage of segment revenue, direct costs for all business segments combined for twelve months ended March 31, 2005 remained relatively stable compared to the prior year, although gross margins for our fabrication and aftermarket service segments were lower due to the above-mentioned increases in direct costs.

        Depreciation and Amortization.    The increase in depreciation and amortization expense for the twelve months ended March 31, 2005 compared to the prior year primarily resulted from the start of operations of a project in Brazil (an increase of $2.6 million) and other capital additions, primarily overhauls, which resulted in an increase in depreciation of approximately $4.7 million.

        Selling, General and Administrative Expenses.    The increase in SG&A expenses for the twelve months ended March 31, 2005 resulted from increased operating activity within Latin America and the Asia Pacific region, of $4.3 million and $1.9 million, respectively. Additionally, expenses within the United States increased $3.6 million due primarily to compliance with Sarbanes-Oxley and on-going implementation of our new ERP system. Selling, general and administrative expenses represented 10% of total revenues for both periods.

        EBITDA, as adjusted.    EBITDA, as adjusted, for the twelve months ended March 31, 2005 was $232.5 million compared to $223.8 million for the prior year period. The increase in EBITDA, as adjusted, of 3.9% from the prior year period is primarily attributable to the gross profit increases discussed above for all business segments, partially offset by increased SG&A expenses. EBITDA, as adjusted, is defined, discussed and reconciled to net income beginning on page 19 of this report, within Item 6 ("Selected Financial Data").

        Interest Expense, net.    The decrease in interest expense for the twelve months ended March 31, 2005 is primarily related to our debt refinancing activities during the two fiscal years ended March 31, 2005. Our $80.0 million reduction in the amount outstanding under the ABS facility from June 2004 to February 2005 lowered interest expense by $3.2 million. The lower interest rates resulting from the refinancing of $400.0 million of long term debt in February 2005 reduced interest expense by $2.9 million. Finally, the refinancing of $175.0 million of long-term debt in May 2003 lowered interest expense by $2.3 million.

        Debt Extinguishment Costs.    For the twelve months ended March 31, 2005, debt extinguishment costs were primarily due to the early extinguishment of our term loan due 2008 and 8 7/8% senior notes due 2008. As a result of the early extinguishment of debt, a charge of $26.1 million was recognized in the quarter ended March 31, 2005 resulting from the call premium of $19.5 million and write-off of unamortized debt issuance costs of $6.5 million. The debt extinguishment costs of $14.9 million included in the prior year results consisted of premium costs of $12.0 million, the write-off of unamortized debt issuance costs of $1.9 million and $0.5 million in transaction expenses.

        Gain on Termination of Interest Rate Swap Agreements. A $3.2 million gain on the termination of interest rate swap agreements was recognized for the twelve months ended March 31, 2005. This gain was the result of reducing the notional amount of interest rate swap agreements by $84.8 million on our ABS facility in connection with a principal reduction of $80.0 million in June 2004.

        Asset Impairment.    Included within net income for the twelve months ended March 31, 2005 is a $3.1 million loss on the impairment of our 136,000 square foot Tulsa, Oklahoma fabrication facility. With the fabrication difficulties experienced during the twelve months ended March 31, 2005, including cost overruns on certain complex fabrication jobs, we undertook a significant analysis of our fabrication assets and business, and made a decision to permanently discontinue operations and dispose of our Tulsa fabrication facility. The carrying value of this facility was written down to its estimated market value, which was determined by the Company based upon recent appraisals.

        Facility Consolidation Costs.    Facility consolidation costs incurred during the twelve months ended March 31, 2004 were $1.8 million. These costs related to the transfer of the Tulsa, Oklahoma fabrication operations to the Houston, Texas fabrication facility and were primarily for severance, personnel costs and relocation costs.

Effects of Inflation

        In recent years, inflation has been modest and has not had a material impact upon the results of our operations, nor do we currently have reason to believe it will have a material impact in the foreseeable future.

Liquidity and Capital Resources

        Universal meets the conditions set forth in General Instruction I(1) of Form 10-K and as a result is not required to include a discussion of its liquidity and capital resources in this Form 10-K. The below discussion of liquidity and capital resources is related to Holdings only and all references to "our," "we" and "us" when used in this discussion refer to Universal Compression Holdings, Inc. and its subsidiaries.

        Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures, long-term debt repayments and purchase of our common stock. The following table summarizes our sources and uses of cash for the nine months ended December 31, 2005 and December 31, 2004, and our cash and working capital as of the end of such periods (in thousands):

	Nine Months Ended December 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$144,873	$112,223
Investing activities	(110,464)	(147,274)
Financing activities	(34,734)	(33,073)
	As of December 31,
	2005	2004
Cash	$39,262	$53,958
Working capital, net of cash and restricted cash	101,265	65,041

        Operations.    Net cash provided by operating activities increased $32.7 million, or 29.1%, for the nine months ended December 31, 2005 compared to the same period in the prior year primarily as a result of increased earnings and changes in working capital.

        Capital Expenditures.    Capital expenditures for the nine months ended December 31, 2005 were $118.1 million, consisting of $60.4 million for fleet additions, $33.5 million for compressor overhauls, $9.4 million for service trucks and $14.8 million for machinery, equipment, information technology equipment and other items. Based on current market conditions, we expect to continue to invest in fleet additions, compressor overhauls and maintenance and other capital requirements. We expect net capital expenditures (defined as capital expenditures less proceeds from asset sales) of approximately $210 million to $240 million for the twelve months ending December 31, 2006, including approximately $45 million for compression fleet maintenance capital.

        Long-term Debt.    As of December 31, 2005, we had approximately $922.9 million in outstanding debt obligations consisting primarily of $471.8 million outstanding under our seven-year term loan,

$171.1 million outstanding under our 7 1/4% senior notes, $200.0 million outstanding under our ABS facility and $80.0 million outstanding under our revolving credit facility.

        The maturities of this debt are shown below (in thousands). We expect to pay these principal payments through cash generated by operations and debt refinancing activity.

2006	$18,083
2007	19,295
2008	19,295
2009	19,295
2010	270,373
Thereafter	576,549

Total debt	$922,890

        Historically, we have financed capital expenditures with net cash provided by operating and financing activities. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 calendar year. To the extent that net cash provided by operating activities is not sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through the 2006 calendar year, we may borrow additional funds under our revolving credit facility or we may obtain additional debt or equity financing.

        Debt Covenants and Availability.    Covenants in our credit facilities require that we maintain various financial ratios, including a collateral coverage ratio (market value of domestic compression collateral to amount of indebtedness outstanding under our credit facility) of greater than or equal to 1.15 to 1, a total leverage ratio (total debt to earnings before interest, taxes, depreciation and amortization expense) of less than or equal to 5 to 1, and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization expense to interest expense) of greater than or equal to 2.5 to 1. As of December 31, 2005, we were in compliance with all financial covenants.

        As of December 31, 2005, due to restrictive covenants and after giving effect to $26.0 million of outstanding letters of credit under our financing agreements, we had an aggregate unused credit availability of approximately $69.8 million under our revolving credit facility and $25.0 million under our ABS facility.

        Debt Amendment.    In September 2005, we entered into an amendment to our senior secured credit agreement (the "Amendment"). Prior to entering into the Amendment, the senior secured credit agreement consisted of a seven-year term loan and a five-year $250.0 million revolving credit facility. The Amendment, among other things, reduced the interest rate applicable to our seven-year term loan by 0.25% resulting in a rate of LIBOR plus 1.50% and reduced the borrowing capacity under the revolving credit facility by $75.0 million to $175.0 million. In addition, under the terms of the Amendment, in October 2005, $75.0 million of our outstanding revolving credit facility balance was funded to our seven-year term loan. The additional $75.0 million of seven-year term loan will amortize over the remaining term of the original seven-year term loan. Additionally, the Amendment increases our ability to enter into future unsecured indebtedness from $125.0 million to $200.0 million.

        Debt Restructuring.    In October 2005, we completed the planned restructuring of the ABS facility and added a $25.0 million revolving warehouse facility, increasing the total borrowing capacity to $225.0 million. The notes will amortize based on the revenues of the secured assets, which is expected to result in a fourteen year amortization. Under the restructured ABS facility, the outstanding balance is subject to a variable interest rate based on one-month LIBOR plus 0.74%.

        Contractual Obligations.    The following table summarizes our cash contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Total debt(1)	$926,812	$18,083	$38,590	$293,590	$576,549
Estimated interest payments(2)	417,196	58,326	116,649	104,223	137,998
Capital leases(3)	428	127	301	—	—
Purchase obligations(4)	11,787	11,787	—	—	—

Total contractual cash obligations	$1,356,223	$88,323	$155,540	$397,813	$714,547

(1)
Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt.

(2)
Interest amounts calculated using the interest rates in effect as of December 31, 2005, including the effect of interest rate swap agreements.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements. We prepare these financial statements in conformity with United States generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies we believe require management's most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

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

Depreciation

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values.

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

        We perform an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. During February 2005, we performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred. During the nine months ended December 31, 2005, no event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result, an interim test for goodwill impairment between our annual test dates was not performed. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for the impairment.

Long-Lived Assets

        Long-lived assets, which include property, plant and equipment, finite-lived intangibles and other assets comprise a significant amount of our total assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

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

Recent Accounting Pronouncements

        See Note 1 to our consolidated financial statements included elsewhere in this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

        We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

        The interest rate under our revolving credit facility is based upon, at our option, either a base rate plus an applicable margin, which varies from 0.25% to 1.25% based on our leverage ratio, or one, two, three or six month LIBOR, plus an applicable margin which varies from 1.25% to 2.25% based on our leverage ratio. At February 22, 2006, the applicable rate was one month LIBOR, which was 4.57% and the applicable margin was 1.25%. We had $80.0 million outstanding at December 31, 2005 under the revolving credit facility.

        At December 31, 2005, we had $471.8 million outstanding under our seven-year term loan that was subject to a variable interest rate. This facility provides, at our option, for interest at a base rate plus an applicable margin of 0.50% or one, two, three or six month LIBOR, plus an applicable margin of 1.50%. At February 22, 2006, the applicable rate was one month LIBOR, which was 4.57%. We have entered into interest rate swap agreements related to the seven-year term loan, which are described below in "Interest Rate Swap Arrangements." At December 31, 2005, after consideration of these interest rate swap agreements, only $171.8 million of the seven-year term loan remains effectively subject to a variable interest rate.

        At December 31, 2005, we had $200.0 million outstanding under our ABS facility that was subject to a variable interest rate at one month LIBOR, which was 4.57% at February 22, 2006, plus 0.74%. We have entered into interest rate swap agreements, which are described below in "Interest Rate Swap Arrangements." At December 31, 2005, after consideration of these interest rate swap agreements, only $20.0 million of the ABS facility remains effectively subject to a variable interest rate.

        In addition, $100.0 million of our 7 1/4% senior notes are subject to interest rate swap agreements which convert the fixed rate to a variable rate. The variable rate under these interest rate swap agreements is six month LIBOR, in arrears, plus an average applicable margin of 3.21%. At February 22, 2006, six month LIBOR was 4.96%.

        As of December 31, 2005, we had approximately $371.8 million of outstanding indebtedness that was effectively subject to floating interest rates and a 1.0% increase in interest rates would result in an approximate $3.7 million annual increase in our interest expense.

Interest Rate Swap Arrangements

        We are also a party to interest rate swap agreements which are recorded at fair value in our financial statements. A change in the underlying interest rates may also result in a change in their recorded value.

        At December 31, 2005, the notional amount of the interest rate swap agreements related to the seven-year term loan was $300.0 million. The fair value of these interest rate swap agreements was an asset of approximately $5.9 million, which was recorded as a noncurrent asset. The interest rate swap agreements amortize ratably from June 2007 through March 2010. The weighted average fixed rate of these interest rate swap agreements is 4.02%, for an all-in weighted average fixed rate of 5.52% on this portion of the term loan, inclusive of the term loan's applicable margin of 1.50%.

        At December 31, 2005, the notional amount of the interest rate swap agreements related to our ABS facility was $180.0 million and the fair value of these interest rate swap agreements was a liability of approximately $1.1 million, which was recorded as a noncurrent liability. The interest rate swap agreements amortize through 2019. The weighted average fixed rate of these swap agreements is 4.94%, for an all-in fixed rate of 5.68% on this portion of the ABS facility, inclusive of the ABS facility's applicable margin of 0.74%.

        The notional amount of the interest rate swap agreements related to our 7 1/4% senior notes was $100.0 million. The fair value of these interest rate swap agreements at December 31, 2005, was a liability of approximately $3.9 million. These interest rate swap agreements terminate in May 2010.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated statements of Holdings and Universal included in this Report beginning on page F-1 are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), Holdings and Universal management, including the Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2005, the effectiveness of their disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Holdings and Universal concluded that their disclosure controls and procedures, as of December 31, 2005, were effective for the purpose of ensuring that information required to be disclosed by Holdings and Universal in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

        As required by Exchange Act Rule 13a-15(c) and 15d-15(c), Holdings' management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management's evaluation described above, management concluded that Holdings' internal control over financial reporting was effective as of December 31, 2005.

        The assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report found on the following page of this report.

Changes in Internal Control Over Financial Reporting

        There were no changes in Holdings' internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

ITEM 9B. Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, TX

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Universal Compression Holdings, Inc. and subsidiaries ("Holdings") maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Holdings' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Holdings' internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Holdings maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Holdings maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of Holdings and our reports dated March 3, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
March 3, 2006

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The information included or to be included in our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the caption "Proposal 1: Election of Directors" is incorporated by reference herein.

        On August 25, 2005, we submitted to the New York Stock Exchange a certification of our Chairman and Chief Executive Officer that he was not aware of any violation by the Company of the New York Stock Exchange's corporate governance listing standards as of the date of certification.

ITEM 11. Executive Compensation

        The information included or to be included under the caption "Executive Compensation" in our definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information included or to be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions

        The information included or to be included under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference herein.

ITEM 14. Principal Accountant Fees and Services

        The information included or to be included under the caption "Proposal 3: Ratification of Appointment of Independent Auditors" in our definitive proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference herein.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Report:

  1.
  Financial Statements—The financial statements of Holdings and Universal listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

  2.
  Financial Statement Schedules—Schedule I Universal Compression Holdings, Inc. (Parent Company Only) Condensed Financial Statements begin on page E-2 and Schedule II Valuation and Qualifying Accounts is included on page E-5. All other schedules have been omitted as the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

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
7 1/4% Senior Notes due 2010
4.1
Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
4.2
Specimen of Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
ABS Facility
10.1*
Indenture, dated October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $225,000,000 ABS facility consisting of $200,000,000 of Series 2005-1 Notes and $25,000,000 of Series 2005-2 Notes.
10.2*
Series 2005-1 Supplement, dated as of October 28, 2005, to Indenture, dated as of October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $200,000,000 of Series 2005-1 Notes with regard to the ABS Facility.

10.3*
Series 2005-2 Supplement, dated as of October 28, 2005, to Indenture, dated as of October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $25,000,000 of Series 2005-2 Notes with regard to the ABS Facility.
10.4*
Guaranty, dated as of October 28, 2005 issued by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee.
10.5*	Management Agreement, dated as of October 28, 2005, by and between Universal Compression, Inc., as Manager and UCO Compression 2005 LLC, as Issuer.
10.6*	Back-up Management Agreement, dated as of October 28, 2005, by and among Caterpillar Inc., as Back-up Manager, UCO Compression 2005 LLC, as Issuer and Universal Compression, Inc., as Manager.
10.7*
Insurance and Indemnity Agreement, dated as of October 28, 2005, by and among Ambac Assurance Corporation, as Insurer, UCO Compression 2005 LLC, as Issuer, Universal Compression, Inc., as Contributor and Manager, UCO Compression 2002 LLC, as Old Lessee, and Wells Fargo Bank, National Association, as Indenture Trustee.
10.8*
Intercreditor and Collateral Agency Agreement dated as of October 28, 2005, by and among Universal Compression, Inc., in its individual capacity and as Manager, UCO Compression 2005 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, the Various Financing Institutions that from time to time may become parties thereto as UCI Lenders and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent.
Bank Agreements
10.9
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

10.10
First Amendment to Senior Secured Credit Agreement dated as of September 22, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
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
10.13
Supplement to Collateral Agreement, dated as of February 15, 2005, made by Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.14
Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression International, Inc. and Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.14 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.15
Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.15 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
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
10.21†
Amendment Number Five to Incentive Stock Option Plan, dated July 23, 2004 (incorporated by reference to Exhibit 4.9 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).
10.22†
Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors (incorporated by reference to Exhibit 10.22 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.23†
Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for employees (incorporated by reference to Exhibit 10.23 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.24†
Form of Incentive Stock Option Agreement under the Incentive Stock Option Plan (incorporated by reference to Exhibit 10.24 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
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
10.29*†	Universal Compression, Inc. Employees' Supplemental Savings Plan as revised and restated effective January 1, 2005.

10.30*†	Amendment Number One to Employees' Supplemental Savings Plan (as revised and restated effective January 1, 2005), dated March 2, 2006, and generally effective as of January 1, 2006.
10.31†
Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333- 67784)).
10.32†
Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.33†
Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.34†
Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.35†
Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10.36†	Summary of Officers' Incentive Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Form 8-K filed August 3, 2005).
10.37*†	Summary Compensation Sheet for Executive Officers and Directors
Registration Rights Agreements
10.38
Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.39
Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.40
Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
Miscellaneous
10.41
Purchase Agreement dated December 9, 2005 by and between Universal Compression Holdings, Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Form 8-K filed December 12, 2005).
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

†
Management Contract or Compensatory Plan or Arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, TX

        We have audited the accompanying consolidated balance sheets of Universal Compression Holdings, Inc. and subsidiaries ("Holdings") as of December 31, 2005 and March 31, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the nine-month period ended December 31, 2005 and each of the two years in the period ended March 31, 2005. We have also audited the accompanying consolidated balance sheets of Universal Compression, Inc. and subsidiaries ("Universal") as of December 31, 2005 and March 31, 2005, and the related consolidated statements of operations, stockholder's equity and comprehensive income, and cash flows for the nine-month period ended December 31, 2005 and each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of Holdings' and Universal's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of Universal included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Universal's internal control over financial reporting. Accordingly, we express no such opinion on Universal's internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Holdings and Universal at December 31, 2005 and March 31, 2005, and the results of each of their operations and each of their cash flows for the nine-month period ended December 31, 2005 and each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Holdings' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of Holdings' internal control over financial reporting and an unqualified opinion on the effectiveness of Holdings' internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
March 3, 2006

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,262	$38,723
Restricted cash	4,187	—
Accounts receivable, net of allowance for bad debts of $3,616 and $2,747 as of December 31, 2005 and March 31, 2005, respectively	121,642	116,270
Inventories, net of reserve for obsolescence of $10,896 and $10,981 as of December 31, 2005 and March 31, 2005, respectively	108,273	95,394
Deferred income taxes	7,447	6,138
Other	19,787	13,335

Total current assets	300,598	269,860
Contract compression equipment	1,567,470	1,485,637
Other property	167,946	141,114
Accumulated depreciation and amortization	(375,575)	(300,968)

Net property, plant and equipment	1,359,841	1,325,783
Goodwill	403,261	401,278
Derivative financial instruments	6,954	3,857
Other assets	24,641	21,980

Total assets	$2,095,295	$2,022,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$55,014	$57,942
Accrued liabilities	43,796	37,862
Unearned revenue	36,367	32,201
Accrued interest	2,458	5,619
Current portion of long-term debt and capital lease obligations	18,249	20,400

Total current liabilities	155,884	154,024
Capital lease obligations	285	347
Long-term debt	904,807	837,349
Deferred income taxes	186,632	158,017
Derivative financial instruments	6,006	6,283
Other liabilities	10,369	5,066

Total liabilities	1,263,983	1,161,086
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 32,306 and 32,003 shares issued, 29,866 and 32,002 shares outstanding as of December 31, 2005 and March 31, 2005, respectively	323	320
Treasury stock, 2,440 and 1 shares at cost outstanding as of December 31, 2005 and March 31, 2005, respectively	(100,011)	(11)
Additional paid-in capital	759,105	751,898
Deferred compensation	(6,065)	(7,438)
Accumulated other comprehensive loss	(12,428)	(18,116)
Retained earnings	190,388	135,019

Total stockholders' equity	831,312	861,672

Total liabilities and stockholders' equity	$2,095,295	$2,022,758

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Revenue:
Domestic contract compression	$248,414	$296,239	$280,951
International contract compression	94,831	102,167	82,589
Fabrication	143,710	213,994	183,685
Aftermarket services	126,692	150,670	141,561

Total revenue	613,647	763,070	688,786

Costs and expenses:
Domestic contract compression—direct costs	88,158	109,374	102,408
International contract compression—direct costs	23,756	23,719	18,430
Fabrication—direct costs	129,519	198,709	167,797
Aftermarket services—direct costs	100,879	121,014	110,670
Depreciation and amortization	79,899	93,797	85,650
Selling, general and administrative	65,269	75,756	67,516
Interest expense, net	40,221	64,188	73,475
Debt extinguishment costs	—	26,543	14,903
Gain on termination of interest rate swap agreements	—	(3,197)	—
Asset impairment expense	—	3,080	—
Facility consolidation costs	—	—	1,821
Foreign currency (gain) loss	(692)	389	(529)
Other (income) loss, net	216	(1,125)	(1,883)

Total costs and expenses	527,225	712,247	640,258

Income before income taxes	86,422	50,823	48,528
Income tax expense	31,053	17,213	17,741

Net income	$55,369	$33,610	$30,787

Weighted average common and common equivalent shares outstanding:
Basic	31,773	31,392	30,848
Diluted	32,758	32,224	31,283
Earnings per share—Basic	$1.74	$1.07	$1.00

Earnings per share—Diluted	$1.69	$1.04	$0.98

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except for share data)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2003	30,731,378	$308	$724,491	$70,622	$(17)	$(2,009)	$(48,944)	$744,451
Option exercises	350,746	3	7,558		6			7,567
Shares issued in employee benefit plans	116,729	1	2,242					2,243
Restricted stock transactions	94,147	1	(167)			167		1
Amortization of deferred compensation						586		586
Comprehensive income:
Interest rate swap agreement loss, net of tax							(541)
Net income				30,787
Foreign currency translation adjustment, net of tax							14,141
Total comprehensive income								44,387

Balance, March 31, 2004	31,293,000	$313	$734,124	$101,409	$(11)	$(1,256)	$(35,344)	$799,235

Option exercises	433,838	4	8,420					8,424
Shares issued in employee benefit plans	80,591	1	2,438					2,439
Restricted stock transactions	194,636	2	6,916			(7,147)		(229)
Amortization of deferred compensation						965		965
Comprehensive income:
Interest rate swap agreement gain, net of tax							8,813
Net income				33,610
Foreign currency translation adjustment, net of tax							8,415
Total comprehensive income								50,838

Balance, March 31, 2005	32,002,065	$320	$751,898	$135,019	$(11)	$(7,438)	$(18,116)	$861,672

Option exercises	246,315	2	5,224					5,226
Shares issued in employee benefit plans	58,205	1	2,034					2,035
Restricted stock transactions	(1,556)		(51)			51
Amortization of deferred compensation						1,322		1,322
Treasury stock purchased	(2,439,024)				(100,000)			(100,000)
Comprehensive income:
Interest rate swap agreement loss, net of tax							(971)
Net income				55,369
Foreign currency translation adjustment, net of tax							6,659
Total comprehensive income								61,057

Balance, December 31, 2005	29,866,005	$323	$759,105	$190,388	$(100,011)	$(6,065)	$(12,428)	$831,312

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Cash flows from operating activities:
Net income	$55,369	$33,610	$30,787
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	79,899	93,797	85,650
Non-cash gain from interest rate swap agreement settlement	—	(3,197)	—
Loss on early extinguishment of debt	—	26,543	14,903
Loss on asset impairment	—	3,080	—
Gain on asset sales	(92)	(1,972)	(965)
Amortization of debt issuance costs	1,671	3,974	4,297
Amortization of deferred compensation	1,322	965	586
Increase in deferred taxes	24,988	8,213	7,811
(Increase) decrease in other assets	(5,898)	(7,114)	(3,772)
(Increase) decrease in receivables	(4,212)	(35,847)	(1,338)
(Increase) decrease in inventories	(12,582)	(2,204)	4,999
Increase (decrease) in accounts payable	(2,928)	12,489	1,013
Increase (decrease) in accrued liabilities	6,331	428	7,954
Increase (decrease) in unearned revenue	4,166	6,605	12,324
Increase (decrease) in accrued interest	(3,161)	(5,314)	999

Net cash provided by operating activities	144,873	134,056	165,248

Cash flows from investing activities:
Additions to property, plant and equipment	(118,085)	(143,665)	(86,557)
Proceeds from sale of property, plant and equipment	11,808	24,070	40,468
Cash paid for acquisitions	—	(61,881)	(761)
Increase in restricted cash	(4,187)	—	—

Net cash used in investing activities	(110,464)	(181,476)	(46,850)

Cash flows from financing activities:
Principal repayments of long-term debt	(89,905)	(711,419)	(234,750)
Proceeds from issuance of debt	155,000	693,225	175,000
Debt extinguishment premium and cost	—	(19,927)	(12,920)
Common stock issuance	5,995	9,349	7,578
Interest rate swap agreement settlement	—	(3,067)	—
Debt issuance costs	(5,399)	(2,456)	(4,640)
Purchase of treasury stock	(100,000)	—	—
Payments on capital lease agreements	(425)	(1,294)	—

Net cash used in financing activities	(34,734)	(35,589)	(69,732)

Effect of exchange rate changes on cash and cash equivalents	864	543	830
Net increase (decrease) in cash and cash equivalents	539	(82,466)	49,496
Cash and cash equivalents at beginning of period	38,723	121,189	71,693

Cash and cash equivalents at end of period	$39,262	$38,723	$121,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,697	$67,779	$77,472

Cash paid for income taxes	$6,425	$13,457	$6,480

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$39,262	$38,723
Restricted cash	4,187	—
Accounts receivable, net of allowance for bad debts of $3,616 and $2,747 as of December 31, 2005 and March 31, 2005, respectively	121,642	116,270
Inventories, net of reserve for obsolescence of $10,896 and $10,981 as of December 31, 2005 and March 31, 2005, respectively	108,273	95,394
Deferred income taxes	7,447	6,138
Other	19,787	13,335

Total current assets	300,598	269,860
Contract compression equipment	1,567,470	1,485,637
Other property	167,946	141,114
Accumulated depreciation and amortization	(375,575)	(300,968)

Net property, plant and equipment	1,359,841	1,325,783
Goodwill	403,261	401,278
Note receivable—affiliate	100,277	—
Derivative financial instruments	6,954	3,857
Other assets	24,641	21,980

Total assets	$2,195,572	$2,022,758

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$55,014	$57,942
Accrued liabilities	43,796	37,862
Unearned revenue	36,367	32,201
Accrued interest	2,458	5,619
Current portion of long-term debt and capital lease obligations	18,249	20,400

Total current liabilities	155,884	154,024
Capital lease obligations	285	347
Long-term debt	904,807	837,349
Deferred income taxes	186,729	158,017
Derivative financial instruments	6,006	6,283
Other liabilities	10,369	5,066

Total liabilities	1,264,080	1,161,086
Commitments and contingencies (Note 13)
Stockholder's equity:
Common stock, $10 par value, 5.0 shares authorized, 4.9 issued and outstanding as of December 31, 2005 and March 31, 2005	49	49
Additional paid-in capital	745,876	737,293
Accumulated other comprehensive loss	(12,428)	(18,116)
Retained earnings	197,995	142,446

Total stockholder's equity	931,492	861,672

Total liabilities and stockholder's equity	$2,195,572	$2,022,758

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

		Twelve Months Ended March 31,
	Nine Months Ended December31, 2005
		2005	2004
Revenue:
Domestic contract compression	$248,414	$296,239	$280,951
International contract compression	94,831	102,167	82,589
Fabrication	143,710	213,994	183,685
Aftermarket services	126,692	150,670	141,561

Total revenue	613,647	763,070	688,786

Costs and expenses:
Domestic contract compression—direct costs	88,158	109,374	102,408
International contract compression—direct costs	23,756	23,719	18,430
Fabrication—direct costs	129,519	198,709	167,797
Aftermarket services—direct costs	100,879	121,014	110,670
Depreciation and amortization	79,899	93,797	85,650
Selling, general and administrative	65,269	75,756	67,516
Interest expense, net	40,221	64,188	73,475
Interest income from affiliate	(277)	—	—
Debt extinguishment costs	—	26,543	14,903
Gain on termination of interest rate swap agreements	—	(3,197)	—
Asset impairment expense	—	3,080	—
Facility consolidation costs	—	—	1,821
Foreign currency (gain) loss	(692)	389	(529)
Other (income) loss, net	216	(1,125)	(1,883)

Total costs and expenses	526,948	712,247	640,258

Income before income taxes	86,699	50,823	48,528
Income tax expense	31,150	17,213	17,741

Net income	$55,549	$33,610	$30,787

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance, March 31, 2003	$49	$710,349	$78,049	$(48,944)	$739,503

Capital contribution from stockholder	—	15,345	—	—	15,345
Comprehensive income:
Net income	—	—	30,787	—
Foreign currency translation adjustment, net of tax	—	—	—	14,141
Interest rate swap agreement loss, net of tax	—	—	—	(541)
Total comprehensive income					44,387

Balance, March 31, 2004	$49	$725,694	$108,836	$(35,344)	$799,235

Capital contribution from stockholder	—	11,599	—	—	11,599
Comprehensive income:
Net income	—	—	33,610	—
Foreign currency translation adjustment, net of tax	—	—	—	8,415
Interest rate swap agreement gain, net of tax	—	—	—	8,813
Total comprehensive income					50,838

Balance, March 31, 2005	$49	$737,293	$142,446	$(18,116)	$861,672

Capital contribution from stockholder	—	8,583	—	—	8,583
Comprehensive income:
Net income	—	—	55,549	—
Foreign currency translation adjustment, net of tax	—	—	—	6,659
Interest rate swap agreement loss, net of tax	—	—	—	(971)
Total comprehensive income					61,237

Balance, December 31, 2005	$49	$745,876	$197,995	$(12,428)	$931,492

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Cash flows from operating activities:
Net income	$55,549	$33,610	$30,787
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	79,899	93,797	85,650
Non-cash gain from interest rate swap agreement settlement	—	(3,197)	—
Loss on early extinguishment of debt	—	26,543	14,903
Loss on asset impairment	—	3,080	—
Gain on asset sales	(92)	(1,972)	(965)
Amortization of debt issuance costs	1,671	3,974	4,297
Amortization of deferred compensation	1,322	965	586
Increase in deferred taxes	25,085	8,213	7,811
(Increase) decrease in other assets	(5,898)	(7,114)	(3,793)
(Increase) decrease in receivables	(4,212)	(35,847)	(1,338)
(Increase) decrease in inventories	(12,582)	(2,204)	4,999
Increase (decrease) in accounts payable	(2,928)	12,489	1,013
Increase (decrease) in accrued liabilities	6,331	428	5,156
Increase (decrease) in unearned revenue	4,166	6,605	12,324
Increase (decrease) in accrued interest	(3,438)	(5,314)	999

Net cash provided by operating activities	144,873	134,056	162,429

Cash flows from investing activities:
Additions to property, plant and equipment	(118,085)	(143,665)	(86,557)
Proceeds from sale of property, plant and equipment	11,808	24,070	40,468
Cash paid for acquisitions	—	(61,881)	(761)
Loan to affiliate	(100,000)	—	—
Increase in restricted cash	(4,187)	—	—

Net cash used in investing activities	(210,464)	(181,476)	(46,850)

Cash flows from financing activities:
Principal repayments of long-term debt	(89,905)	(711,419)	(234,750)
Proceeds from issuance of debt	155,000	693,225	175,000
Debt extinguishment premium and cost	—	(19,927)	(12,920)
Capital contribution from stockholder	5,995	9,349	10,397
Interest rate swap agreement settlement	—	(3,067)	—
Debt issuance costs	(5,399)	(2,456)	(4,640)
Payments on capital lease agreements	(425)	(1,294)	—

Net cash used in financing activities	65,266	(35,589)	(66,913)

Effect of exchange rate changes on cash and cash equivalents	864	543	830

Net increase (decrease) in cash and cash equivalents	539	(82,466)	49,496
Cash and cash equivalents at beginning of period	38,723	121,189	71,693

Cash and cash equivalents at end of period	$39,262	$38,723	$121,189

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,697	$67,779	$77,472

Cash paid for income taxes	$6,425	$13,457	$6,480

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Summary of Significant Accounting Policies

Organization

        These notes apply to the consolidated financial statements of both Universal Compression Holdings, Inc. ("Holdings") and Universal Compression, Inc. ("Universal") and their subsidiaries. The term "Company" will be used if a statement is applicable to both Holdings and Universal. Holdings is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal.

Nature of Operations

        The Company is the second largest natural gas compression services company in the world in terms of compressor fleet horsepower, with a fleet as of December 31, 2005 of approximately 7,100 compressor units comprising approximately 2.5 million horsepower. The Company provides a full range of natural gas compression services and products including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally. These services and products are essential to the natural gas industry, as gas must be compressed to be delivered from the wellhead to end-users.

Principles of Consolidation

        The accompanying consolidated financial statements include the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations for Universal

        Universal's results of operations were identical to Holdings for the twelve months ended March 31, 2005 and 2004. For the nine months ended December 31, 2005, the only differences were Holdings' income before taxes and income tax expense were $0.3 million and $0.1 million, respectively, lower than the corresponding amounts for Universal. The impact of these differences for purposes of disclosures is immaterial and therefore separate disclosures for Universal that would be impacted by these differences has not been presented in these notes.

Fiscal Year

        In December 2005, the Company's board of directors approved a change to its fiscal year end from March 31 to December 31, effective in 2005. As a result of this change, the Company is reporting a nine-month transition period ended December 31, 2005.

        Consolidated comparative financial data for the nine months ended December 31, 2005 and 2004 are summarized below (shares outstanding and earnings per share information is for Holdings only) (in thousands, except per share amounts). All data for the nine months ended December 31, 2004 are derived from the Company's unaudited consolidated financial statements.

	Nine Months Ended December 31,
	2005	2004
		(Unaudited)
Revenue:
Domestic contract compression	$248,414	$219,321
International contract compression	94,831	73,428
Fabrication	143,710	165,957
Aftermarket services	126,692	110,728

Total revenue	613,647	569,434

Costs and expenses:
Domestic contract compression—direct costs	88,158	80,134
International contract compression—direct costs	23,756	16,752
Fabrication—direct costs	129,519	153,713
Aftermarket services—direct costs	100,879	87,733
Depreciation and amortization	79,899	69,407
Selling, general and administrative	65,269	55,684
Interest expense, net	40,221	49,792
Debt extinguishment costs	—	475
Gain on termination of interest rate swap agreements	—	(3,197)
Foreign currency (gain) loss	(692)	286
Other (income) loss, net	216	(228)

Total costs and expenses	527,225	510,551

Income before income taxes	86,422	58,883
Income tax expense	31,053	20,783

Net income	$55,369	$38,100

Weighted average common and common equivalent shares outstanding:
Basic	31,773	31,330
Diluted	32,758	31,998
Earnings per share—Basic	$1.74	$1.22

Earnings per share—Diluted	$1.69	$1.19

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

Concentration of Credit Risk

        Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities in the United States and in international locations including Canada, Latin America and the Asia Pacific region. The Company reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. No single customer accounted for 10% or more of the Company's revenue for the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004. For the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004, the Company wrote off bad debts, net of recoveries totaling $0.6 million, $1.8 million, and $5.6 million, respectively.

Inventories

        Inventories are recorded at the lower of average cost or market (net realizable value). Some items of compression equipment are acquired and placed in inventories for subsequent sale.

        A reserve is recorded against inventory balances for estimated obsolescence. This reserve is based on specific identification and historical experience.

Properties and Equipment

        Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives as of December 31, 2005 were as follows:

Buildings	20-35 years
Compression equipment	15-30 years
Other properties and equipment	2-25 years

        Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated useful life of up to 6.5 years.

        Depreciation expense for the nine months ended December 31, 2005 and the twelve months March 31, 2005 and 2004 was $79.0 million, $92.7 million and $84.5 million, respectively.

        Properties and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value.

Included within net income for the twelve months ended March 31, 2005 is a $3.1 million loss on the impairment of the Company's Tulsa, Oklahoma fabrication facility due to the decision to permanently discontinue operations and dispose of this facility. The carrying value of this facility was written down to estimated market value, which was determined by the Company based upon recent appraisals.

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

        The Company performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Company's goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. In February 2005, the Company performed an impairment analysis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and determined that no impairment had occurred. During the nine months ended December 31, 2005, no event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result, an interim test for goodwill impairment between our annual test dates was not performed. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

Note Receivable—Affiliate (Universal only)

        In December 2005, Universal entered into a revolving loan agreement with Holdings. The balance of loans to Holdings, including accrued interest, at December 31, 2005 was $100.3 million. The revolving loan agreement and all accrued interest are due on December 14, 2007. The revolving loan agreement bears interest at LIBOR plus 1.25%. Holdings may borrow up to a total of $115 million during the term of the agreement. Holdings can prepay amounts outstanding under the revolving loan agreement at anytime without penalty.

Other Assets

        Included in other assets are debt issuance costs, net of accumulated amortization, totaling approximately $14.5 million and $12.4 million at December 31, 2005 and March 31, 2005, respectively. Such costs are amortized over the period of the respective debt agreements on a straight-line method which approximates the effective interest method.

Warranty

        The Company accrues amounts for estimated warranty claims based upon current and historical product warranty costs and any other related information known.

Stock-Based Compensation

        In electing to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123," for stock-based compensation granted in 1998 and thereafter. In addition, if materially different from reported results, the Company is obligated to disclose pro forma net income and earnings per share had compensation expense relating to the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 been measured under the fair value recognition provisions of SFAS No. 123 (see Note 8).

Income Taxes

        The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax laws or rates.

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

Foreign Currency Translation

        The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from financial statement translation of foreign operations are included as a separate component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses from balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations during the period incurred.

Fair Value of Financial Instruments

        The Company's financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value) and long-term debt. The fair value of the Company's revolving credit facility (see Note 5) is representative of its carrying value based upon variable rate terms. The fair value of the 7 1/4% senior notes approximated their carrying values of $171.1 million and $170.9 million at December 31, 2005 and March 31, 2005, respectively. The carrying amounts of $200.0 million for the notes under the asset-backed securitization facility ("ABS facility") and $471.8 million under the seven-year term loan approximate their fair values. The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies and information available to management as of December 31, 2005.

Hedging and Use of Derivative Instruments

        The Company utilizes interest rate swap agreements to hedge the exposure to variable cash flows on its floating rate debt (cash flow hedge) and hedge the exposure to changes in the fair value of its fixed rate debt (fair value hedge). The swaps are not used for trading or speculative purposes. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as

amended, we record these interest rate swap agreements on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. Fair value was estimated using a discounted cash flow approach. These instruments qualify for hedge accounting as they either reduce the interest rate risk of the underlying hedged item and are designated as a cash flow hedge at inception or they reduce the risk related to changes in the fair value of the hedged item and are designated as a fair value hedge at inception. These swaps result in financial impacts that are inversely correlated to those of the items being hedged. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive loss, net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. Changes in the fair value of the swaps designated as fair value hedges are recorded to interest expense in the period of change together with the offsetting gain or loss on the fair value of the underlying debt. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Environmental Liabilities

        The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Net Income Per Share

        Net income per share, basic and diluted, is calculated in accordance with SFAS No. 128, "Earnings per share." The only potentially dilutive securities issued by Holdings are stock options and unvested restricted stock grants, neither of which would impact the calculation of net income for dilutive earnings per share purposes.

        The dilutive effects of stock options and unvested restricted stock grants outstanding for the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 were 985,000, 832,000 and 435,000 shares, respectively. For the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 outstanding stock options of 194,000, 239,000 and 782,000, respectively, were excluded from the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common stock for such periods.

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs—an amendment of ARB 43, Chapter 4." SFAS No. 151 provides clarification that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The implementation of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123 and supercedes APB Opinion No. 25. This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective for the Company beginning in calendar year 2006. See Note 8 for the pro forma impact that the adoption of SFAS No. 123R would have on the Company's results of operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement was adopted by the Company beginning July 1, 2005. The adoption of this statement did not have a material impact on the Company's financial statements.

        In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, concerning the Tax Deduction on Qualified Production Activities provided for by the American Jobs Creation Act of 2004." The American Jobs Creation Act provides for a tax deduction from income of qualified domestic production activities. FSP No. 109-1 provides for the treatment of the deduction as a "special deduction" as described in SFAS No. 109. Based upon the Company's analysis of FSP No. 109-1, the Company does not expect to benefit from this special deduction for several more years and as such, this deduction will have no effect on existing deferred tax assets or liabilities.

        In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company's income tax expense and deferred tax liability. FSP No. 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has no current plans to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must have occurred by December 31, 2005. Accordingly, the Company's financial statements were not impacted by FSP No. 109-2.

        In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." This statement clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. The provisions of FIN 47 were effective December 31, 2005. The adoption of this interpretation did not have a material impact on the Company's financial statements.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS No. 154 is not expected to have a material impact on the Company's financial statements.

2.     Goodwill and Intangible Assets

        The Company's acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying financial statements from the dates of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS No. 142.

        The changes in the carrying amount of goodwill from March 31, 2004 to December 31, 2005, are as follows (in thousands):

	Domestic Contract Compression	International Contract Compression	Aftermarket Services	Fabrication	Total
Balance as of March 31, 2004	$261,752	$52,896	$46,681	$29,042	$390,371

Acquisitions	—	7,550	1,603	—	9,153
Purchase price adjustments and other	—	(22)	511	—	489
Impact of foreign currency translation	—	1,265	—	—	1,265

Balance as of March 31, 2005	$261,752	$61,689	$48,795	$29,042	$401,278

Acquisitions	—	—	—	—	—
Purchase price adjustments and other	—	97	892	—	989
Impact of foreign currency translation	—	994	—	—	994

Balance as of December 31, 2005	$261,752	$62,780	$49,687	$29,042	$403,261

        During February 2005, we performed an impairment analysis on our goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

        At December 31, 2005, the Company had intangible assets with a gross carrying value of $8.6 million, which relate to acquired customer contracts and non-compete agreements. The carrying amount net of accumulated amortization at December 31, 2005 was $4.4 million. Intangible assets are amortized on a straight-line basis with useful lives ranging from 10 months to 15 years. In addition, the Company had an intangible asset with a gross carrying value of $0.4 million at December 31, 2005 related to an acquired registration certificate. This asset is not being amortized as it has been deemed to have an indefinite life.

3.     Business Acquisitions

        In November 2004, the Company purchased the Canadian contract compression fleet of Hanover Compressor Company for $56.9 million in cash. As a result of the acquisition, the Company recorded $46.2 million in property, plant and equipment, $3.1 million in identifiable intangible assets and $7.6 million in goodwill. At the time of the acquisition, the acquired fleet totaled approximately 83,000 horsepower. The acquisition was funded by $50.0 million in borrowings under the revolving credit facility and $6.9 million in cash. The pro forma information set forth below assumes the acquisition is accounted for as if the purchase occurred at the beginning of the twelve months ended March 31, 2005. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time (in thousands, except per share amounts):

	Twelve Months Ended March 31, 2005
	As Reported	Pro Forma as Adjusted
		(unaudited)
Revenue	$763,070	$771,288
Net income	$33,610	$36,199
Earnings per common share—basic	$1.07	$1.15
Earnings per common share—diluted	$1.04	$1.12

4.     Inventories, Net

        Inventories, net consisted of the following (in thousands):

	As of December 31, 2005	As of March 31, 2005
Raw materials	$67,125	$62,599
Work-in-progress	50,810	40,560
Finished goods	1,234	3,216

Total inventories	119,169	106,375
Reserve for obsolescence	(10,896)	(10,981)

Inventories, net	$108,273	$95,394

5.     Long-Term Debt

        The Company's debt consisted of the following (in thousands):

	As of December 31, 2005	As of March 31, 2005
Notes due January 2023, bearing interest at a variable rate of LIBOR, plus 1.27% due monthly (see "ABS Facility" below)(1).	$—	$200,000
Notes due October 2025, bearing interest at a variable rate of LIBOR, plus 0.74% due monthly (see "ABS Facility" below)(2)	200,000	—
Senior notes, bearing interest at 7 1/4% per annum, due 2010 (see "7 1/4% Senior Notes" below)(3)	171,078	170,948
Seven-year term loan due February 2012, bearing interest at a variable rate of LIBOR plus 1.50% and 1.75% at December 31, 2005 and March 31, 2005, respectively (see "2005 Credit Facility" below)(4)	471,812	400,000
Revolving credit facility due 2010, bearing interest at a variable rate of LIBOR, plus 1.25% and 1.75% at December 31, 2005 and March 31, 2005, respectively (see "2005 Credit Facility" below)	80,000	86,225

Total debt	922,890	857,173
Less current maturities	18,083	19,824

Total long-term debt	$904,807	$837,349

(1)
As of March 31, 2005, approximately $83.9 million of this facility had LIBOR effectively fixed at 5.21% through the use of interest rate swap agreements.

(2)
As of December 31, 2005, approximately $180.0 million of this facility had LIBOR effectively fixed at 4.94% through the use of interest rate swap agreements.

(3)
Face value outstanding is $175.0 million as of December 31, 2005 and March 31, 2005. Of the amount outstanding as of December 31, 2005 and March 31, 2005, $100.0 million had been hedged through interest rate swap agreements which hedge the change in the fair value of the debt. As a result, changes in the fair value of the portion of the debt that is hedged are recorded as adjustments to the carrying value of the debt (see Note 1 "Hedging and Use of Derivative Instruments").

(4)
LIBOR is fixed at a weighted average of 4.02% for $300.0 million of this debt through the use of interest rate swap agreements as of December 31, 2005 and March 31, 2005.

ABS Facility

        In February 2001, the Company entered into a $200.0 million asset-backed securitization operating facility (the "ABS facility"). In October, 2005, the Company completed the planned restructuring of the ABS facility and added a $25.0 million revolving warehouse facility, increasing the total borrowing capacity to $225.0 million. Under the restructured ABS facility, the notes will amortize based on the revenues of the secured assets, which is expected to result in a fourteen year amortization. The Company has pledged compression equipment with a carrying value of $262.0 million as of December 31, 2005 as collateral for the ABS facility. Under the ABS facility, the Company had $4.2 million of restricted cash as of December 31, 2005.

7 1/4% Senior Notes

        In May 2003, the Company issued $175.0 million of 7 1/4% senior notes (the "7 1/4% senior notes") in a private placement. The net proceeds from the sale, together with other available funds, were used to repurchase or redeem the outstanding $229.8 million of 9 7/8% senior discount notes due 2008. The Company exchanged the private notes for publicly-traded notes in the quarter ended September 2003. Due to this early extinguishment of debt, the Company recognized expenses of $14.4 million in the quarter ended June 30, 2003 resulting primarily from the redemption and tender premiums of $12.0 million, write-off of unamortized debt issuance costs of $1.9 million and $0.5 million of other costs.

2005 Credit Facility

        In January 2005, Holdings, Universal and their wholly-owned subsidiary, UC Canadian Partnership Holdings Company, closed a $650.0 million senior secured credit facility (the "2005 Credit Facility") with a syndicate of lenders and financial institutions consisting of a $250.0 million, five-year revolving credit facility and a $400.0 million seven-year term loan. The 2005 Credit Facility bears interest, if the borrowings are in US dollars, at the Company's option, of a base rate or LIBOR plus a margin or, if the borrowings are in Canadian dollars, at the Company's option, of Canadian prime rate plus a variable amount depending on its leverage ratio or the CDOR rate plus a specified amount depending on the lender. The 2005 Credit Facility is secured by substantially all of the domestic assets of the Company (except for the assets pledged to the ABS facility), as well as, all the capital stock of the direct and indirect US subsidiaries of Universal and 65% of the capital stock of Universal's first tier foreign subsidiaries.

        In September 2005, the Company entered into an amendment to the 2005 Credit Facility (the "Amendment"). The Amendment, among other things, reduced the interest rate applicable to the Company's seven-year term loan by 0.25%, resulting in a rate of LIBOR plus 1.50% and reduced the borrowing capacity under the revolving credit facility by $75.0 million to $175.0 million. In addition, under the terms of the Amendment, in October 2005, $75.0 million of the Company's outstanding revolving credit facility balance was funded to the seven-year term loan. The additional $75.0 million of seven-year term loan will amortize over the remaining term of the original seven-year term loan. Additionally, the Amendment increases the Company's ability to enter into future unsecured indebtedness from $125.0 million to $200.0 million.

        The Company used approximately $508.6 million under the 2005 Credit Facility, together with $100 million under the ABS facility, to repay and redeem the outstanding $522.0 million under the then outstanding operating facility and repay $50.0 million in debt under the Company's now terminated $125.0 million revolving credit facility. Due to this early extinguishment of debt, the Company recognized expenses of $26.1 million in the twelve months ended March 31, 2005 consisting primarily of redemption premiums of $19.5 million and the write-off of unamortized debt issuance costs of $6.5 million.

Restricted Net Assets of Subsidiaries

        Certain of Holdings' subsidiaries have restrictions on their ability to pay dividends and make intercompany loans and advances pursuant to their financing arrangements. The amount of restricted net assets of Holdings' subsidiaries as of December 31, 2005 is approximately $669.1 million.

        The Company has pledged property and compression equipment with a carrying value of $872.0 million as of December 31, 2005 as collateral for the 2005 Credit Facility.

        Covenants in our credit facilities require that we maintain various financial ratios. As of December 31, 2005, the Company was in compliance with all financial covenants.

Maturities of Long-Term Debt

        Maturities of long-term debt as of December 31, 2005 are as follows (in thousands):

2006	$18,083
2007	19,295
2008	19,295
2009	19,295
2010	270,373
Thereafter	576,549

Total	$922,890

6.     Capital Leases

        Properties and equipment include the following amounts for capitalized leases (in thousands):

	As of December 31, 2005	As of March 31, 2005
Compression equipment	$563	$898
Furniture and fixtures	—	2,556
Less accumulated depreciation	(212)	(1,095)

Net assets under capital leases	$351	$2,359

        Compression equipment with a carrying value of $0.3 million as of December 31, 2005 has been pledged as collateral relating to these capital leases.

        Future minimum lease payments under non-cancelable capital leases as of December 31, 2005 are as follows (in thousands):

2006	$127
2007	301
2008	—
2009	—
2010 and thereafter	—

Total minimum lease payments	428

Less imputed interest costs	(51)

Present value of net minimum lease payments	$377

7.     Income Taxes

        The components of income before income taxes were as follows (in thousands):

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
United States	$52,363	$20,211	$19,813
Foreign	34,059	30,612	28,715

Consolidated income before income taxes	$86,422	$50,823	$48,528

        Income tax expense consisted of the following (in thousands):

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Current:
Federal	$372	$—	$—
State	39	—	—
Foreign	6,963	9,069	9,119
Deferred:
Federal	17,624	5,178	6,379
State	2,427	888	894
Foreign	3,628	2,078	1,349

Total	$31,053	$17,213	$17,741

        A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before taxes is as follows (in thousands):

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Income tax expense at statutory rate	$30,248	$17,790	$16,985
State taxes	1,468	671	581
Foreign tax (benefit)	(984)	(306)	600
Non-deductible expenses (benefit) and other	321	(942)	(425)

Total	$31,053	$17,213	$17,741

        Deferred income tax balances are the direct effect of taxable temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

        The Company has not provided U.S. deferred taxes on the indefinitely (permanently) reinvested cumulative earnings of approximately $137.6 million generated by its non-U.S. affiliate companies. Such earnings are from ongoing operations which will be used to fund growth in the non-U.S. affiliates' countries as well as future international expansion. Because of the availability of foreign tax credits, it is not practical to determine the U.S. income tax liability that would be payable if such earnings were not indefinitely reinvested.

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are (in thousands):

	As of December 31, 2005	As of March 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$134,688	$156,027
AMT Credit carryforward	411	0
Accrued reserves	7,447	6,138
Foreign tax credit	4,150	2,951
Other	12,357	9,772

Subtotal	159,053	174,888
Valuation allowance	(890)	(1,634)

Total	158,163	173,254

Deferred tax liabilities:
Depreciation differences on properties and equipment	(326,937)	(324,278)
Other	(10,411)	(855)

Total	(337,348)	(325,133)

Net deferred tax liability	$(179,185)	$(151,879)

        Net operating loss carryforwards have been adjusted primarily for depreciation allowed or allowable in prior years with a corresponding adjustment to depreciable property and equipment. With the enactment of the American Jobs Creation Act, the Company has changed its position with respect to foreign taxes and has begun to recognize foreign tax credits instead of deducting foreign taxes paid. As of December 31, 2005, the Company has foreign tax carryovers of $4.2 million with a valuation allowance of $0.9 million which was established at March 31, 2001 against the Company's deferred tax assets related to foreign tax credits available at that time. Based on the carryover period, the valuation allowance is still necessary for those taxes; however, evidence exists that indicates it is more likely than not that new or current foreign tax credits will be utilized before they expire. The Company also believes it is more likely than not that all other deferred tax assets will be realized on future tax returns primarily from the generation of future taxable income through both profitable operations and future reversals of existing taxable temporary differences and that no other valuation allowance is necessary.

        At December 31, 2005, the Company had federal net operating loss ("NOL") carryforwards of approximately $358.4 million available to offset future taxable income. The carryforward amounts have been adjusted to reflect depreciation allowed or allowable in previous years that was not taken on the tax returns. Annual utilization of the carryforwards could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. If not utilized, the NOL carryforwards will expire as follows (in thousands):

2018	$1,860
2019	63,003
2020	66,361
2021	96,335
2022	64,801
2023	51,770
2024	14,269

Total	$358,399

8.     Stock Options

        In order to motivate and retain key employees, the Company established an incentive stock option plan. Stock options granted under the plan are exercisable over a ten-year period. Options generally vest over the following time period:

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

        APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, namely option grants where the exercise price is equal to the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. See "New Accounting Pronouncements" in Note 1 for a discussion of SFAS No. 123R, a revision to SFAS No. 123.

        Under the incentive stock option plan, options to purchase common stock may be granted until 2011. Options generally are granted at fair market value at the date of grant, are exercisable in installments beginning one year from the date of grant, and expire 10 years after the date of grant.

        As of December 31, 2005, 2,219,014 stock options were outstanding under the plan. Transactions are summarized as follows:

	Stock Options	Weighted Average Exercise Price
Options outstanding, March 31, 2003	2,910,366	$22.66

Granted	5,000	20.97
Exercised	(350,746)	21.75
Cancelled	(125,605)	26.56

Options outstanding, March 31, 2004	2,439,015	$22.56

Granted	607,750	32.62
Exercised	(433,838)	19.20
Cancelled	(119,975)	25.61

Options outstanding, March 31, 2005	2,492,952	$25.46

Granted	1,000	37.90
Exercised	(246,315)	21.22
Cancelled	(28,623)	26.23

Options outstanding, December 31, 2005	2,219,014	$25.92

Options exercisable at March 31, 2004	1,700,296	$23.06
Options exercisable at March 31, 2005	1,736,076	$23.83
Options exercisable at December 31, 2005	1,677,609	$24.74

        Exercise prices for options outstanding as of December 31, 2005 ranged from $6.73 to $38.15. The following table provides certain information with respect to stock options outstanding at December 31, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $7.00	57,102	$6.73	2.1
$7.01-$23.00	1,010,904	19.63	6.2
$23.01-$31.00	479,758	29.58	7.7
Over $31.00	671,250	34.40	6.3

	2,219,014	$25.92	6.5

        The following table provides certain information with respect to stock options exercisable at December 31, 2005:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
Under $7.00	57,102	$6.73
$7.01-$23.00	872,952	20.06
$23.01-$31.00	267,055	29.19
Over $31.00	480,500	32.92

	1,677,609	$24.74

        In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obligated to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 1998 and thereafter, including, if materially different from reported results disclosure of pro forma net income and earnings per share had compensation expense relating to the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 been measured under the fair value recognition provisions of SFAS No. 123.

        The weighted average fair values at date of grant for options granted during the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 were $14.30, $15.51 and $10.16, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

		March 31,
	December 31, 2005
		2005	2004
Expected life in years	5	6	7
Interest rate	4.06%	4.16%	3.56%
Volatility	33.30%	40.77%	42.88%
Dividend yield	0.00%	0.00%	0.00%

        The following table summarizes results as if we had recorded compensation expense under the provisions of SFAS No. 123 (earnings per share information is for Holdings only) (in thousands, except per share amounts):

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Net income, as reported	$55,369	$33,610	$30,787
Add: Stock-based compensation for restricted stock awards included in reported net income, net of tax	847	637	369
Deduct: Stock-based compensation determined under the fair value method, net of tax	(3,061)	(3,204)	(4,071)

Pro forma net income	$53,155	$31,043	$27,085

Basic earnings per share:
As reported	$1.74	$1.07	$1.00
Pro forma	$1.67	$0.99	$0.88
Diluted earnings per share:
As reported	$1.69	$1.04	$0.98
Pro forma	$1.62	$0.96	$0.87

9.     Stockholders' Equity

        In December 2005, Holdings entered into an underwriting agreement with Weatherford International Ltd. and J. P. Morgan Securities Inc., as sole underwriter, in connection with the offering of 6,750,000 shares of Holdings' common stock by Weatherford. Holdings did not sell any shares of common stock in connection with the offering and did not receive any of the proceeds from the sale of the shares by Weatherford. In connection with the underwriting agreement, Holdings entered into a purchase agreement with J. P. Morgan Securities, pursuant to which it agreed to purchase 2,439,024 of the 6,750,000 shares of common stock acquired by them in the offering, at a price of $41.00 per share. The purchase price of approximately $100.0 million was funded from borrowings of approximately $80.0 million under the revolving credit facility with the balance of the funding provided from available cash.

10.   Accounting for Interest Rate Swap Agreements

        In accordance with SFAS No. 133, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

        In June 2004, the Company reduced the notional amount of interest rate swap agreements that convert variable interest payments under the ABS facility to fixed interest payments in connection with a debt repayment of $80.0 million. In accordance with SFAS No. 133, the Company recorded a gain of $3.2 million to earnings that had previously been recorded in accumulated other comprehensive income as a result of the reduction in the notional amount of such interest rate swap agreements. As of December 31, 2005 and March 31, 2005, the Company had interest rate swap agreements with a notional amount of $180.0 million and $83.9 million, respectively, related to the $200.0 million outstanding under the ABS facility. The swaps outstanding at December 31, 2005 amortize ratably through 2019 and have a weighted average fixed rate of 4.94%. The swaps outstanding at March 31, 2005 would have terminated in February 2013 and had a weighted average fixed rate of 5.21%. In accordance with SFAS No. 133, the Company's balance sheet at December 31, 2005 and March 31, 2005 included a $1.1 million and a $2.2 million, respectively, derivative liability related to the interest rate swap agreements.

        In January 2005, the Company entered into interest rate swap agreements to convert variable interest payments related to $300 million of the seven-year term loan to fixed interest payments. These swaps amortize ratably from June 2007 through March 2010 and have a weighted average fixed rate of 4.02%, resulting in a net effective fixed interest rate on this $300 million of debt of 5.52% (4.02% plus the 1.50% margin applicable to the seven-year term loan). In accordance with SFAS No. 133, the Company's balance sheet at December 31, 2005 and March 31, 2005 included a $5.9 million and $3.9 million, respectively, derivative asset related to the interest rate swap agreements.

        These swaps, which the Company has designated as cash flow hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in accumulated other comprehensive income or loss. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        As of December 31, 2005 and March 31, 2005, the Company had interest rate swap agreements to hedge $100.0 million of its $175.0 million 7 1/4% senior notes. The swaps are used to hedge the change in fair value of the debt and, in effect, convert the fixed interest payment to a variable interest payment based on the six-month LIBOR rate. The swaps are accounted for in accordance with SFAS No. 133 and, as such, are recorded at fair value on the balance sheet. The Company's balance sheet at December 31, 2005 and March 31, 2005, included a $3.9 million and $4.1 million, respectively, derivative liability related to the interest rate swap agreements. The change in the debt's fair value for that portion which is hedged is recorded as an adjustment to the carrying value of the debt with the offset being recorded to interest expense. The swaps, which the Company has designated as fair value hedging instruments, meet the specific hedge criteria and any changes in their fair values were recognized in interest expense. For the nine months ended December 31, 2005 and the twelve months ended March 31, 2005, the change in the debt's fair value and the change in the swaps' fair value exactly offset and did not impact net income. Because the terms of the hedged item and the swaps substantially coincide, the hedge is expected to exactly offset changes in fair values due to fluctuations in the variable rate and, therefore, the Company currently does not expect any ineffectiveness.

        The counterparties to the Company's interest rate swap agreements are major international financial institutions. The Company monitors the credit quality of these financial institutions and does not expect non-performance by them.

11.   Employee Benefits

        The Company has a defined contribution 401(k) plan covering substantially all employees. Prior to January 1, 2006, the Company made matching contributions under this plan in the form of Company stock equal to 50% of each participant's contribution, with a maximum match of 3% of eligible pay. For the nine months ended December 31, 2005, the Company's stock contributions of approximately 33,000 shares to the plan were valued at approximately $1.2 million. For the twelve months ended March 31, 2005, the Company's stock contributions of approximately 45,000 shares to the plan were valued at approximately $1.5 million. Effective January 1, 2006, the matching formula for the 401(k) plan was amended to provide a match of 75% of the participant's contribution, with a maximum match of 4.5% of eligible pay, for employees who have five or more years of service. The match for employees with less than five years of service remains 50% of each participant's contribution of up to 6%, with a maximum match of 3% of eligible pay.

        The Employee Stock Purchase Plan ("ESPP") is intended to encourage employees to participate in the Company's growth by providing them the opportunity to acquire a proprietary interest in the Company's long-term performance and success through the purchase of shares of common stock at a price possibly less than fair market value. In 2001, the Company's stockholders approved the ESPP, under which 250,000 shares of the Company's common stock could be purchased by employees. An employee is eligible to participate after completing 90 days of employment. Each quarter, an eligible employee may elect to withhold up to 10% of his or her eligible pay limit to purchase shares of the Company's common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, except as otherwise extended by authorizing additional shares under the ESPP. At December 31, 2005, 69,111 shares remained available for purchase under the ESPP.

        The Company utilizes grants of restricted stock as long-term compensation for designated employees. The Company's restricted stock plan provides for the award of up to 1,350,000 shares of the Company's common stock to certain officers and designated employees. Unearned compensation was charged for the market value of the restricted shares as these shares were issued in accordance with the restricted stock plan. The unearned compensation is shown as a reduction to stockholders' equity in the accompanying consolidated balance sheets and is being amortized ratably over the restricted period of five years. During the nine months ending December 31, 2005 and the twelve months ended March 31, 2005, $1.3 million and $1.0 million, respectively, were charged to expense relating to the restricted stock. The weighted average share price for the approximately 2,544 shares of restricted stock granted during the nine months ended December 31, 2005 was $40.70. The weighted average share price for the approximately 195,000 shares of restricted stock granted during the twelve months ended March 31,

2005 was $35.46. Generally, common stock subject to restricted stock grants will vest 0% upon the first anniversary of the grant and 25% on each anniversary thereafter through the fifth anniversary.

        The Employees' Supplemental Savings Plan ("the ESSP") provides executive officers and designated employees the opportunity to defer up to 25% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. Participants can also defer up to 100% of their bonuses. Prior to January 1, 2006 the Company matched 50% of the participant's deferrals, with a maximum match of 3% of eligible pay. The vesting periods are generally the same as the 401(k) plan. The Company's matching contributions related to the ESSP have been in the form of common stock. Effective January 1, 2006, the matching formula for the ESSP plan was amended to provide a match of 75% of the participant's deferrals, with a maximum match of 4.5% of eligible pay, for employees who have five or more years of service. The match for employees with less than five years of service remains 50% of each participant's deferrals, with a maximum match of 3% of eligible pay. Deferrals from bonuses are not eligible for the match. The match limits of 3% and 4.5% are aggregate amounts and include both the 401(k) plan and the ESSP match amounts.

        The Incentive Stock Option Plan (the "ISO Plan") authorizes the Company to grant stock options to its employees, consultants and directors. The Company has granted options to new employees we have gained through acquisitions, in the ordinary course of providing incentives to current employees and as inducements for the hiring of new employees. In July 2004, an amendment to the ISO Plan was approved, increasing by 1,000,000 the number of shares of common stock available for grant under the ISO Plan from 5,012,421 shares to 6,012,421 shares to allow the continuation of this long-term incentive program.

12.   Facility Consolidation Costs

        On April 28, 2003, the Company announced the transfer of substantially all of its fabrication activities based in Tulsa, Oklahoma to its existing facility in Houston, Texas. Engineering, production and related support functions were consolidated with Houston-based functions. Total costs related to the facility consolidation were $1.8 million during the twelve months ended March 31, 2004 and are shown separately as facility consolidation costs in the consolidated statements of operations. The costs incurred were related to the fabrication segment. See below for further details of the costs incurred (in thousands):

Twelve Months Ended March 31, 2004
Severance and personnel costs	$1,131
Relocation costs	289
Other costs	401

Total facility consolidation costs	$1,821

13.   Commitments and Contingencies

        In the ordinary course of business, the Company is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        In the quarter ended September 30, 2005, the Company's operations were impacted by two major hurricanes that entered the Gulf of Mexico (Hurricanes Katrina and Rita). Of our 2.5 million horsepower worldwide contract compression fleet, 394 units totaling 212,000 horsepower were located in the paths taken by these hurricanes. The Company had eight units totaling approximately 3,700 horsepower that were lost due to the hurricanes. The Company's southern Louisiana-area aftermarket services locations suffered minimal damage.

        The Company maintains insurance coverage of up to $50 million for windstorm, property and flood damage. The deductible for windstorm damage under the Company's insurance coverage is $1 million per named storm. In addition, most of our contract compression contracts with customers provide that the customer is responsible for loss of or damage to equipment caused by windstorms and floods and require the customer to maintain physical loss insurance for the replacement cost of the equipment. Of the eight units that were lost, the customers are responsible for maintaining the physical loss insurance. There were a total of nine units, of the 394 units in the hurricanes path, on which the Company is responsible for carrying the physical loss insurance that incurred some damage. The cost of repairing these units was primarily incurred in the quarter ended December 31, 2005 and was approximately $0.3 million. The Company believes that the impact of these hurricanes will not have a material adverse impact on its results of operations, financial condition or cash flows.

        The Company has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

14.   Industry Segments and Geographic Information

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

        The following table presents revenue, gross profit and identifiable assets by business (in thousands):

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Revenue:
Domestic contract compression	$248,414	$296,239	$280,951
International contract compression	94,831	102,167	82,589
Fabrication	143,710	213,994	183,685
Aftermarket services	126,692	150,670	141,561

Total	$613,647	$763,070	$688,786

Gross Profit:
Domestic contract compression	$160,256	$186,865	$178,543
International contract compression	71,075	78,448	64,159
Fabrication	14,191	15,285	15,888
Aftermarket services	25,813	29,656	30,891

Total	$271,335	$310,254	$289,481

	As of December 31, 2005	As of March 31, 2005	As of March 31, 2004
Identifiable Assets:
Domestic contract compression	$1,432,301	$1,423,979	$1,453,716
International contract compression	402,174	353,880	258,240
Fabrication	102,412	99,462	107,605
Aftermarket services	158,408	145,437	152,890

Total	$2,095,295	$2,022,758	$1,972,451

        No one customer accounted for more than 10% of net sales for any of the periods presented.

Geographic Area

        The following table illustrates revenue, gross profit and identifiable assets by geographic locations (in thousands). The basis of attributing revenue and gross profit to specific geographic locations is primarily based upon the geographic location of the sale, service or where the assets are utilized.

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Revenue:
United States	$428,781	$535,258	$493,262
Canada	60,530	81,357	90,198
Argentina	59,328	45,950	40,869
Other international	65,008	100,505	64,457

Total	$613,647	$763,070	$688,786

Gross Profit:
United States	$187,935	$218,410	$212,602
Canada	18,898	19,754	16,238
Argentina	28,073	31,401	28,782
Other international	36,429	40,689	31,859

Total	$271,335	$310,254	$289,481

	As of December 31, 2005	As of March 31, 2005	As of March 31, 2004
Identifiable Assets:
United States	$1,632,946	$1,619,113	$1,667,163
Canada	157,612	140,928	96,116
Argentina	117,388	107,035	80,657
Other international	187,349	155,682	128,515

Total	$2,095,295	$2,022,758	$1,972,451

15.   Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows (earnings per share information is for Holdings only) (in thousands, except per share data):

	December 31	September 30	June 30
Nine Months Ended December 31, 2005:
Revenue	$224,835	$181,128	$207,684
Gross profit	98,712	86,641	85,982
Net income (loss)	19,554	17,679	18,136
Earnings (loss) per common share—basic	$0.62	$0.55	$0.57
Earnings (loss) per common share—diluted	$0.60	$0.54	$0.56
	March 31	December 31	September 30	June 30
Twelve Months Ended March 31, 2005:
Revenue	$193,636	$192,676	$191,884	$184,874
Gross profit	79,152	79,656	77,698	73,748
Net income (loss)	(4,490)	14,125	12,190	11,785
Earnings (loss) per common share—basic	$(0.14)	$0.45	$0.39	$0.38
Earnings (loss) per common share—diluted	$(0.14)	$0.44	$0.38	$0.37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Universal Compression Holdings, Inc.
Houston, TX

        We have audited the consolidated financial statements of Universal Compression Holdings, Inc. and subsidiaries ("Holdings"), Universal Compression, Inc., and subsidiaries ("Universal") (collectively "the Company") as of December 31, 2005 and March 31, 2005, and for the nine-month period ended December 31, 2005 and each of the two years in the period ended March 31, 2005, management's assessment of the effectiveness of Holdings' internal control over financial reporting as of December 31, 2005, and the effectiveness of Holdings' internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 3, 2006; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Holdings and Universal listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole for each of Holdings and Universal, present fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Houston, TX
March 3, 2006

UNIVERSAL COMPRESSION HOLDINGS, INC.

SCHEDULE I

(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(In thousands)

	December 31, 2005	March 31, 2005
ASSETS
Investment in subsidiary	$931,492	$861,672
Deferred income taxes	97	—

Total assets	$931,589	$861,672

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable to subsidiary	$100,277	$—
Common stock, $.01 par value, 200,000 and 200,000 shares authorized, 32,306 and 32,003 shares issued, 29,866 and 32,002 shares outstanding as of December 31, 2005 and March 31, 2005, respectively	323	320
Other stockholders' equity	830,989	861,352

Total stockholders' equity	831,312	861,672

Total liabilities and stockholders' equity	$931,589	$861,672

See accompanying notes to condensed financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

SCHEDULE I

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Interest expense	$(277)	$—	$—
Equity earnings in subsidiary, net of tax	55,549	33,610	30,787
Benefit from income taxes	97	—	—

Net income	$55,369	$33,610	$30,787

Weighted average common and common equivalent shares outstanding:
Basic	31,773	31,392	30,848
Diluted	32,758	32,224	31,283
Earnings per share—Basic	$1.74	$1.07	$1.00

Earnings per share—Diluted	$1.69	$1.04	$0.98

See accompanying notes to condensed financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

SCHEDULE I

(PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

		Twelve Months Ended March 31,
	Nine Months Ended December 31, 2005
		2005	2004
Cash flows from investing activities:
Investment in subsidiary	$(5,995)	$(9,349)	$(10,397)

Net cash used in investing activities	(5,995)	(9,349)	(10,397)

Cash flows from financing activities:
Common stock issuance	5,995	9,349	10,397
Proceeds from note payable to subsidiary	100,000	—	—
Purchase of treasury stock	(100,000)	—	—

Net cash provided by financing activities	5,995	9,349	10,397

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

See accompanying notes to condensed financial statements.

UNIVERSAL COMPRESSION HOLDINGS, INC.

SCHEDULE I

(PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

        These condensed parent company financial statements have been preprared in accordance with Rule 12-04, Schedule I of Regulation S-X, as restricted net assets of Universal Compression Holdings, Inc. ("Holdings") subsidiary exceeds 25% of the consolidated net assets of Holdings. Holdings is a holding company, which conducts its operations through its wholly-owned subsidiary, Universal Compression Inc. ("Universal").

2. Debt

        In January 2005, Holdings, Universal and their wholly-owned subsidiary, UC Canadian Partnership Holdings Company (collectively "the Borrowers"), closed a $650.0 million senior secured credit facility (the "2005 Credit Facility") with a syndicate of lenders and financial institutions consisting of a $250.0 million, five-year revolving credit facility and a $400.0 million seven-year term loan. The 2005 Credit Facility bears interest, if the borrowings are in US dollars, at the Borrower's option, of a base rate or LIBOR plus a margin or, if the borrowings are in Canadian dollars, at the Borrower's option, of Canadian prime rate plus a variable amount depending on its leverage ratio or the CDOR rate plus a specified amount depending on the lender. The 2005 Credit Facility is secured by substantially all of the domestic assets of Holdings and Universal (except for the assets pledged to the asset-backed securitization operating facility ("ABS facility") of a subsidiary of Universal), as well as, all the capital stock of the direct and indirect US subsidiaries of Universal and 65% of the capital stock of Universal's first tier foreign subsidiaries.

        In September 2005, the Borrowers entered into an amendment to the 2005 Credit Facility (the "Amendment"). The Amendment, among other things, reduced the interest rate applicable to the Borrowers' seven-year term loan by 0.25%, resulting in a rate of LIBOR plus 1.50% and reduced the borrowing capacity under the revolving credit facility by $75.0 million to $175.0 million. In addition, under the terms of the Amendment, in October 2005, $75.0 million of the Borrowers' outstanding revolving credit facility balance was funded to the seven-year term loan. The additional $75.0 million of seven-year term loan will amortize over the remaining term of the original seven-year term loan. Additionally, the Amendment increases the Borrowers' ability to enter into future unsecured indebtedness from $125.0 million to $200.0 million.

        The Borrowers have pledged property and compression equipment with a carrying value of $872.0 million as of December 31, 2005 as collateral for the 2005 Credit Facility. The Borrowers are co-borrowers under the 2005 Credit Facility and are jointly and severally liable for the borrowings of the other co-borrowers.

        As of December 31, 2005 and March 31, 2005, the combined Borrowers had borrowings outstanding under the seven-year term loan of $471.8 million and $400.0 million, respectively. As of December 31, 2005 and March 31, 2005, the combined Borrowers had borrowings outstanding under the revolving credit facility of $80.0 million and $86.2 million, respectively. All of the outstanding borrowings at December 31, 2005 were the direct borrowings of Universal. Should Universal default on its borrowings, Holdings will be jointly liable for all amounts outstanding.

        In December 2005, Holdings entered into a revolving loan agreement with Universal. The balance of loans from Universal, including accrued interest, at December 31, 2005 is $100.3 million. The revolving loan agreement and all accrued interest are due on December 14, 2007. The revolving loan agreement bears interest at LIBOR plus 1.25%. Holdings may borrow up to a total of $115 million during the term of the agreement. Holdings can prepay amounts outstanding under the revolving loan agreement at anytime without penalty.

UNIVERSAL COMPRESSION HOLDINGS, INC.
UNIVERSAL COMPRESSION, INC.
SCHEDULE II—
VALUATION AND QUALIFYING ACCOUNTS

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Collections/ Deductions(2)	Balance at Close of Period
	(In thousands)
December 31, 2005 Allowance for doubtful accounts	$2,747	$1,507	$(638)	$3,616
March 31, 2005 Allowance for doubtful accounts	$3,189	$1,335	$(1,777)	$2,747
March 31, 2004 Allowance for doubtful accounts	$8,146	$653	$(5,610)	$3,189

(1)
Amounts accrued for uncollectibility

(2)
Uncollectible accounts written off, net of recoveries

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Inventory Write-offs(2)	Balance at Close of Period
	(In thousands)
December 31, 2005 Reserve for inventory obsolescence	$10,981	$1,465	$(1,550)	$10,896
March 31, 2005 Reserve for inventory obsolescence	$12,041	$1,897	$(2,957)	$10,981
March 31, 2004 Reserve for inventory obsolescence	$10,468	$2,313	$(740)	$12,041

(1)
Amounts accrued for inventory obsolescence

(2)
Amounts written-off for inventory obsolescence

Item	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions(2)	Balance at Close of Period
	(In thousands)
December 31, 2005 Warranty accrual	$3,025	$3,205	$(2,616)	$3,614
March 31, 2005 Warranty accrual	$1,493	$3,353	$(1,821)	$3,025
March 31, 2004 Warranty accrual	$524	$3,429	$(2,460)	$1,493

(1)
Amounts accrued for warranty charges

(2)
Warranty charges incurred

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2006.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 3, 2006.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2006.

Universal Compression, Inc.
By:	/s/ STEPHEN A. SNIDER Stephen A. Snider President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed by the following persons in the capacities indicated on March 3, 2006.

Name	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President, Accounting and Corporate Controller (Principal Accounting Officer)
/s/ ERNIE L. DANNER Ernie L. Danner	Executive Vice President and Director

EXHIBIT INDEX

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
3.2
Restated Bylaws of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
7 1/4% Senior Notes due 2010
4.1
Indenture, dated May 27, 2003, by and between Universal Compression, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
4.2
Specimen of Universal Compression, Inc.'s 7 1/4% Senior Notes due 2010 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2003).
ABS Facility
10.1	*
Indenture, dated October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $225,000,000 ABS facility consisting of $200,000,000 of Series 2005-1 Notes and $25,000,000 of Series 2005-2 Notes.
10.2	*
Series 2005-1 Supplement, dated as of October 28, 2005, to Indenture, dated as of October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $200,000,000 of Series 2005-1 Notes with regard to the ABS Facility.
10.3	*
Series 2005-2 Supplement, dated as of October 28, 2005, to Indenture, dated as of October 28, 2005, between UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $25,000,000 of Series 2005-2 Notes with regard to the ABS Facility.
10.4	*
Guaranty, dated as of October 28, 2005 issued by Universal Compression Holdings, Inc. for the benefit of UCO Compression 2005 LLC, as Issuer, and Wells Fargo Bank, National Association, as Indenture Trustee.
10.5	*	Management Agreement, dated as of October 28, 2005, by and between Universal Compression, Inc., as Manager and UCO Compression 2005 LLC, as Issuer.
10.6	*	Back-up Management Agreement, dated as of October 28, 2005, by and among Caterpillar Inc., as Back-up Manager, UCO Compression 2005 LLC, as Issuer and Universal Compression, Inc., as Manager.
10.7	*
Insurance and Indemnity Agreement, dated as of October 28, 2005, by and among Ambac Assurance Corporation, as Insurer, UCO Compression 2005 LLC, as Issuer, Universal Compression, Inc., as Contributor and Manager, UCO Compression 2002 LLC, as Old Lessee, and Wells Fargo Bank, National Association, as Indenture Trustee.

10.8	*
Intercreditor and Collateral Agency Agreement dated as of October 28, 2005, by and among Universal Compression, Inc., in its individual capacity and as Manager, UCO Compression 2005 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, the Various Financing Institutions that from time to time may become parties thereto as UCI Lenders and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent.
Bank Agreements
10.9
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
10.10
First Amendment to Senior Secured Credit Agreement dated as of September 22, 2005, among Universal Compression, Inc., as Co-US Borrower and Guarantor, Universal Compression Holdings, Inc., as Co-US Borrower and Guarantor, UC Canadian Partnership Holdings Company, as Canadian Borrower, Wachovia Bank, National Association, as US Administrative Agent, Congress Financial Corporation (Canada), as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, Deutsche Bank Securities Inc., The Bank of Nova Scotia and The Royal Bank of Scotland plc as Co-Documentation Agents and the Lenders signatory thereto arranged by Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
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
10.13
Supplement to Collateral Agreement, dated as of February 15, 2005, made by Universal Compression Holdings, Inc. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.13 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).

10.14
Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression International, Inc. and Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.14 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.15
Supplement to Pledge Agreement dated as of February 15, 2005, made by Universal Compression Services, LLC in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.15 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
Executive Compensation Plans and Arrangements
10.16	†
Universal Compression Holdings, Inc. Incentive Stock Option Plan (incorporated by reference to Exhibit 10 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1998).
10.17	†
Amendment Number One to Incentive Stock Option Plan, dated April 20, 2000 (incorporated by reference to Exhibit 10.3 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.18	†
Amendment Number Two to Incentive Stock Option Plan, dated May 15, 2000 (incorporated by reference to Exhibit 10.4 of Amendment No. 2, filed with the SEC on May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.19	†
Amendment Number Three to Incentive Stock Option Plan, dated November 27, 2000 (incorporated by reference to Exhibit 4.7 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on February 9, 2001 (File No. 333-55260)).
10.20	†
Amendment Number Four to Incentive Stock Option Plan, dated August 15, 2002 (incorporated by reference to Exhibit 4.8 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 12, 2002 (File No. 333-99473)).
10.21	†
Amendment Number Five to Incentive Stock Option Plan, dated July 23, 2004 (incorporated by reference to Exhibit 4.9 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).
10.22	†
Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for outside directors of Universal Compression Holdings, Inc.'s Board of Directors (incorporated by reference to Exhibit 10.22 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.23	†
Form of Non-Qualified Stock Option Agreement under the Incentive Stock Option Plan for employees (incorporated by reference to Exhibit 10.23 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.24	†
Form of Incentive Stock Option Agreement under the Incentive Stock Option Plan (incorporated by reference to Exhibit 10.24 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2005).
10.25	†
Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).

10.26	†
Amendment Number One to Restricted Stock Plan for Executive Officers, dated July 23, 2004 (incorporated by reference to Exhibit 4.11 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on October 29, 2004 (File No. 333-120108)).
10.27	†
Form of Restricted Stock Agreement under the Restricted Stock Plan for Executive Officers (incorporated by reference to Exhibit 10.8 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.28	†
Universal Compression Holdings, Inc. Directors' Stock Plan (incorporated by reference to Exhibit 4.3 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333-67784)).
10.29	*†	Universal Compression, Inc. Employees' Supplemental Savings Plan as revised and restated effective January 1, 2005.
10.30	*†	Amendment Number One to Employees' Supplemental Savings Plan (as revised and restated effective January 1, 2005), dated March 2, 2006, and generally effective as of January 1, 2006.
10.31	†
Universal Compression Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Universal Compression Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on August 17, 2001 (File No. 333- 67784)).
10.32	†
Amendment Number One to Employee Stock Purchase Plan, dated December 20, 2001 (incorporated by reference to Exhibit 10.56 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10.33	†
Form of Indemnification Agreement for executive officers and directors of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 1, filed with the SEC on May 3, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
10.34	†
Form of Change of Control Agreement for executive officers of Universal Compression Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.35	†
Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider (incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10.36	†	Summary of Officers' Incentive Plan for Fiscal Year 2006 (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Form 8-K filed August 3, 2005).
10.37	*†	Summary Compensation Sheet for Executive Officers and Directors
Registration Rights Agreements
10.38
Registration Rights Agreement, dated February 20, 1998 by and among Universal Compression Holdings, Inc., Castle Harlan Partners III, L.P. and each other party listed as signatory thereto (incorporated by reference to Exhibit 10.14 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-4 dated March 19, 1998 (File No. 333-48283)).
10.39
Form of Instruments of Accession to Registration Rights Agreement for each of Richard W. FitzGerald and Valerie L. Banner (incorporated by reference to Exhibit 4.10 to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).

10.40
Instrument of Accession to Registration Rights Agreement, dated April 28, 2000, for Energy Spectrum Partners LP (incorporated by reference to Exhibit 10.19 to Amendment No. 2 dated May 22, 2000, to Universal Compression Holdings, Inc.'s Registration Statement on Form S-1 (File No. 333-34090)).
Miscellaneous
10.41
Purchase Agreement dated December 9, 2005 by and between Universal Compression Holdings, Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.'s Form 8-K filed December 12, 2005).
21.1	*	List of Subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
24.1	*	Powers of attorney (set forth on the signature page hereof).
31.1	*	Rule 13a-14(a) Certifications of the CEO.
31.2	*	Rule 13a-14(a) Certifications of the CFO.
31.3	*	Rule 15d-14(a) Certification of the CEO
31.4	*	Rule 15d-14(a) Certification of the CFO
32.1	*	Section 1350 Certifications.
32.2	*	Section 1350 Certifications.

*
Filed herewith.

†
Management Contract or Compensatory Plan or Arrangement.